Form 10-K
period 1993-12-31
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-03-09
CIK 725457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                          FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
       For the fiscal year ended December 31, 1993
                                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from __________________ to __________________

                               Commission File Number 1-8544



                              AMERICAN PRESIDENT COMPANIES, LTD.
                (Exact name of registrant as specified in its charter)

               Delaware                                               94-2911022
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                                         1111 Broadway
                                       Oakland, CA  94607
                         (Address of principal executive offices)
                    Registrant's telephone number:  (510) 272-8000
             Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title  of  each class                                           which registered
Common  Stock,  Par                                      New York Stock Exchange
  Value $.01                                             Pacific Stock Exchange
Rights  to  Purchase Series  A                           New York Stock Exchange
  Junior Participating Preferred Stock                   Pacific Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
                                                None
                                           ______________
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )
                                           ______________
As of March 1, 1994 the number of shares of Common Stock outstanding was 27,198,180. Based solely upon the closing price of the New York Stock Exchange on such date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $907.7 million.

                              Documents Incorporated by Reference

Portions of registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
                                           ______________


                                       TABLE OF CONTENTS

                                                                                         Page

                                             PART I

Items 1. and 2.       BUSINESS AND PROPERTIES                                             3-9
Item 3.               LEGAL PROCEEDINGS                                                  9-10
Item 4.               SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS                                                 10

                                             PART II

Item 5.               MARKET FOR REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS                                      10
Item 6.               SELECTED FINANCIAL DATA                                           10-11
Item 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS                                         12-19
Item 8.               CONSOLIDATED FINANCIAL STATEMENTS AND
                          SUPPLEMENTARY DATA                                            19-46
Item 9.               DISAGREEMENTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE                                             47

                                             PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT                                                47
Item 11.              EXECUTIVE COMPENSATION                                               47
Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT                                            47
Item 13.              CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS                                                     48

                                             PART IV

Item 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K                                           48-57

                      SIGNATURES                                                        58-59

                                            PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

        American President Companies, Ltd. and its subsidiaries (the "company") provide container transportation and related services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation.

        The company's international transportation operations are conducted through American President Lines, Ltd., an ocean common carrier with operations concentrated in the Pacific Basin. Another operating unit, American
Consolidation Services, Ltd., provides cargo distribution, warehousing and freight consolidation services. Stevedoring and terminal operations on the U.S. West Coast are conducted through Eagle Marine Services, Ltd. The company's North America transportation operations are conducted through APL Land Transport Services, Inc., which provides intermodal transportation and freight brokerage, and through American President Trucking Company, Ltd., which provides over-the-road truck transportation in North America. APL Information Services, Ltd. provides information systems development, maintenance and support services for the company. The company is also engaged in real estate operations through Natomas Real Estate Company.

TRANSPORTATION

International

        The company provides ocean-going containerized cargo transportation services in the trans-Pacific and intra-Asia markets. The company's share of the trans-Pacific market for containerized cargo was approximately 11%, 11%, and 12% in 1993, 1992 and 1991, respectively. The company offers five scheduled trans-Pacific services per week between key ports in Asia and four U.S. ports and one Canadian port. Two of these services are made possible under agreements with Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), which permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and sharing of terminals and several feeder operations within Asia.

        Since 1991, the company and OOCL have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings until 1996. In February 1994, the company and OOCL agreed to extend the term of the agreements through 2005. The new contracts are subject to certain conditions, including U.S. government approval.

        In all, the company provides scheduled service between 55 ports in the Pacific and Indian Oceans and in the Arabian Gulf. In the intra-Asia market, the company provides service between approximately 400 Asian cities and commercial centers. The company's ocean transportation business maintains a total of 180 offices and agents located in the three countries in North America, 27 countries in Asia and the Middle East, 11 countries in Europe, and in Africa and Australia.

        International container transportation operations are seasonal and subject to the growth of local economies in the markets served, fluctuations in the relative value of various foreign currencies and resulting changes in demand for transportation of import and export products. The second and third quarters are generally the company's strongest in terms of volume, primarily due to the export of seasonal refrigerated goods from the U.S. in both of these quarters and increased imports of consumer goods to the U.S. in the third quarter for the Christmas buying season.

        The following table sets forth the amount and source of the company's ocean shipping revenues for the past five years, in millions of dollars. While U.S. import and export amounts are stated net of revenues resulting from the transportation of military cargo for Operation Desert Storm, the intra-Asia amounts for 1991 and 1990 include Desert Storm revenues, which were not segregated from normal operations in this market.


                                     1993           1992         1991         1990         1989
U.S. Import                      $    880       $    829     $    775      $   761      $   789
U.S. Export                           498            500          498          463          467
Intra-Asia                            329            296          280          242          222
Desert Storm                                                      103           26
       Total                     $  1,707       $  1,625     $  1,656      $ 1,492      $1,478



        The company transports goods for import into the U.S. that include higher value goods such as clothing, electronics, automotive and manufacturing components and other consumer items. Generally, higher value cargo is transported at higher rates due to its value, time sensitivity or need for specialized services.

        U.S. export cargoes transported by the company include refrigerated goods, military shipments and lower value, semi-processed and raw materials, as well as auto parts, oil field supplies and other higher value finished products.

        In the intra-Asia market, the industrialized economies import food, raw materials and semi-processed goods from developing Asian nations and export auto parts, electronics and other technological and capital-intensive finished products.

         The company's single largest customer of its international transportation operations is the U.S. government, which ships military and other cargo and accounted for approximately 3%, 2% and 4% of consolidated revenues in 1993, 1992 and 1991, respectively, excluding Operation Desert Storm shipments in 1991. Generally, the company bids competitively for contracts to transport military and other cargo for the U.S. government. Effective June 1, 1993, the company was the successful bidder and became the preferred carrier for U.S. military cargo for a period of 12 months.

        In 1990 and 1991, the company transported military cargo related to Operation Desert Storm. Export shipments of Desert Storm cargo began in the fourth quarter of 1990 and continued through the first quarter of 1991 during the build-up of U.S. military equipment and supplies. The company also returned military equipment from this region to the U.S. during the second and third quarters of 1991.

         The   following   table   shows  the  company's   total   international
transportation volumes in forty-foot equivalent units ("FEU") for the past five years:


                                 Year                     Volumes
                                 1993                     543,000
                                 1992                     501,000
                                 1991                     513,000
                                 1990                     492,000
                                 1989                     492,000

        Since 1989, the company and 12 other shipping companies, representing approximately 85% of total trans-Pacific U.S. import capacity, have been parties to the Trans-Pacific Stabilization Agreement, which, among other things, limits import capacity of participating companies by amounts mutually determined from time to time in an attempt to improve the balance of supply and demand in the U.S. import market. The agreement may be terminated upon the unanimous written consent of the companies. The company believes that the Trans-Pacific Stabilization Agreement has been effective in supporting rates for import shipments.

        The following table shows the company's utilization of its containership capacity during the past five years, which for 1991 and 1990 includes the effects of shipments related to Operation Desert Storm:


                                                    1993     1992       1991      1990      1989
________________________________________________________________________________________________
U.S. Import                                          89%      89%        93%       85%       92%
U.S. Export                                          92%      90%        95%       91%       93%

        In addition to military freight revenue, in 1993, 1992 and 1991, the company collected detention charges from the U.S. government for containers transported for Operation Desert Storm and held beyond an allowed time, which contributed $6 million, $41 million and $13 million, respectively, to operating income in those years. All detention claims have been settled, and a payment of $8 million was received and recorded as income on January 31, 1994. Additional payments of up to $2 million are expected to be received in 1994.

        The company provides cargo distribution and warehousing services on the East Coast of the U.S. and consolidation services in Asia, the Middle East, Europe and Africa through its subsidiary, American Consolidation Services, Ltd. ("ACS"). Freight consolidators combine various shipments from multiple vendors into a single container load for delivery to a single destination. The company also serves shippers of less-than-containerload cargoes by combining their shipments with others bound for the same or proximate geographic locations.

        The company operates port terminal facilities in Oakland and Los Angeles, California, Seattle, Washington and Dutch Harbor, Alaska and major inland terminal facilities at Chicago, Atlanta and South Kearny, New Jersey. Each port terminal facility is operated under a long-term use agreement providing for preferential, although non-exclusive use of the facility by the company. The company also operates major port terminal facilities in Asia under long-term lease agreements in Kobe and Yokohama, Japan and Kaohsiung, Taiwan.

        The company has entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of its construction. The minimum annual rent under the new lease is estimated to be between $22 million and $26 million, depending upon the final scope of development. The annual rent for the company's current 129-acre terminal in Los Angeles was approximately $19 million in 1993.

        The company also is negotiating with the Port of Seattle for the improvement and expansion of its existing terminal facility. Under the proposed plan, the facility would be expanded from 83 acres to approximately 160 acres by 1997 and the lease term of that facility would be 30 years from the date of completion. The lease term for the existing facility expires in 2015.

        In addition to performing stevedoring and terminal services for the company's own operations, Eagle Marine Services, Ltd., a subsidiary of the company, provides these services to third parties at the company's U.S. port facilities.

        At December 31, 1993, the company was operating 19 containerships, five of which are chartered under operating lease agreements. The remainder are owned by the company. In addition, there were four vessels chartered to another carrier. The following table sets forth the U.S. flag vessels deployed in the company's trans-Pacific and intra-Asia services at December 31, 1993:


                                                                                    Maximum
                    Number of        Date Placed                Capacity           Service Speed
Type of Vessel      Vessels          in Service                 (in TEUs)            (in knots)
________________________________________________________________________________________________
       C-10              5               1988                     4,300                 24.0
       C-9               3               1982-1983                2,900                 23.5
       L-9               4               1987                     2,800                 21.0
       J-9               2               1984                     2,700                 22.5
       C-8               4               1979 & 1986              2,000                 22.0
Pacesetter               1               1973-1974                1,400                 23.5

         The company has the authority from the United States Maritime Administration ("MarAd") to operate a total of 26 foreign-flag-feeder vessels in its intra-Asia service. At December 31, 1993, the company operated 24 such vessels, which are leased for terms of up to three years.

        In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11") and three new Kl0-class containerships ("K10") for an aggregate cost of approximately $730 million. The C11s are similar in design to the company's C10-class vessels, and each is designed to have a capacity of approximately 4,800 twenty-foot equivalent units ("TEUs") and a service speed of approximately 25 knots. Delivery of the C11s is scheduled for 1995. Each K10 is designed to have a capacity of approximately 3,600 TEUs and a service speed of approximately 24 knots. Delivery of the K10s is scheduled for 1996. The company presently expects the C11s to be deployed in its trans-Pacific service. The K10s, in combination with capacity from the six C11s, will replace four L9-class vessels chartered by the company and used in its West Asia/Middle East service. The charters of the L9s will expire in 1996.

        At December 31, 1993, the company operated 112,500 dry containers consisting of 20-, 40-, 45-, 48-, and 53-foot containers, 49,700 of which were owned and 62,800 leased under operating lease agreements. As of this date, the company also operated 7,200 refrigerated containers, 4,200 of which were owned and 3,000 leased under operating leases. In addition, the company operated 50,300 chassis for the carriage of containers, 27,500 of which were owned and 22,800 leased under capital and operating leases.

North America

        The company provides intermodal transportation and freight brokerage services to North American and international shippers as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of rail and truck transportation, the primary element of which is a train system utilizing double-stack rail cars.

        The company's double-stack train system principally serves the North American, long-haul truck and piggyback rail freight markets, and the international (export-import) intermodal market through more than 30 U.S., Canadian and Mexican inland terminal facilities. Under connecting carrier agreements, certain railroads have agreed to provide locomotive power, trackage, terminal services and labor to transport the company's containers on individual double-stack rail cars and on dedicated unit trains.

        The  following  table shows the company's total stacktrain  volumes  (in
FEUs):


                              Year                          Volumes
                              1993                          538,000
                              1992                          508,000
                              1991                          509,000
                              1990                          500,000
                              1989                          465,000

        A standard stacktrain comprises up to 28 double-stack rail cars and has a capacity of up to 280 FEUs. At December 31, 1993, the company operated 1,100 such rail cars, 200 of which are owned and 900 of which are leased. This compares to 1,100 and 1,200 double-stack rail cars operated in 1992 and 1991, respectively.

        In combination with its double-stack rail service, the company also provides local trucking services in North America though a fleet of 400 trucks, 300 which it owns or leases, and 100 which are operated by owner-operators.

Information Systems

        The company manages its fleet of containers and chassis using its computer systems and specialized software, linked through a satellite network with the company's ships and offices. The company's cargo and container management system processes cargo bookings, generates bills of lading, expedites U.S. customs clearance and facilitates the management of rail cars, containers and other equipment. The company has also developed computer systems designed to optimize the loading of containers onto ships and to facilitate the planning of ship, rail and truck moves. The company's communications system permits its customers to access information regarding the location and status of their cargo via touch-tone telephone, personal computer or computer-facsimile link.

REAL ESTATE

        In 1993, the company sold 99 acres of land, and, at December 31, 1993, owned approximately 86 acres of land in California. Properties are developed through a combination of joint ventures with third parties, independent development efforts and direct sales of partially improved land.

COMPETITION AND REGULATION

International Transportation

        The company is a U.S.-flag carrier. It faces vigorous competition, principally on the basis of price and service, on all of its trade routes from approximately 19 major U.S.-flag and foreign-flag operators, some of which are owned by foreign governments. Foreign-flag competitors generally have cost and operating advantages over U.S.-flag carriers. The timing of increases in capacity in the ocean transportation industry can result in imbalances in industry-wide supply and demand, which causes volatility in rates.

        The carriage of U.S. military cargo is reserved for U.S.-flag shipping companies, and this trade is also subject to vigorous competition among such carriers. The carriage of this cargo is awarded in accordance with competitive bidding procedures under which the low bidder wins the right to carry a substantial portion of such cargo for a period of up to 12 months.

        A substantial portion of the company's transportation operations is subject to regulation by agencies of the U.S. government that have jurisdiction over shipping practices, maintenance and safety standards and other matters. The company's wholly-owned subsidiary, American President Lines, Ltd. ("APL") and MarAd are parties to a 20-year Operating-Differential Subsidy Agreement ("ODS Agreement") expiring December 31, 1997. This agreement provides for payments by the U.S. government to partially compensate APL for the greater expense of operating vessels under U.S. rather than foreign registry. Under APL's ODS Agreement, its vessels must be registered and built in the U.S. (except as noted below), manned by U.S. crews and controlled by U.S. citizens. Under its ODS Agreement, APL also is required, among other things, to operate vessels on designated trade routes in the foreign commerce of the U.S. and to replace the capacity of its existing vessels as they reach the end of their statutory lives (generally 25 years) if the construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981. In addition, APL is required to serve such trade routes within designated minimum and maximum numbers of annual sailings. In addition, APL may not, without prior government approval, effect any merger or consolidation or transfer operation of any of its vessels covered by the ODS agreement.

        Since 1981, Congress has twice passed legislation permitting U.S.-flag carriers to acquire a limited number of foreign-built vessels and thereafter to operate such vessels under existing subsidy agreements. Under such laws, APL constructed five C10-class vessels in Germany. APL currently operates certain of its vessels under this legislation.

        In June 1993, Marad awarded APL contracts to manage 12 Ready Reserve Force vessels for a period of five years. APL receives a per diem fee based upon the operating status of each vessel.

        ODS payments to the company are expected to terminate at the end of 1997. The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On November 4, 1993, the U.S. House of Representatives passed the "Maritime Security and Competitiveness Act of 1993," H.R. 2151, which would, among other things, extend the U.S. government's maritime support program for up to ten years, but would substantially reduce the amount of support payments per participating vessel from current levels. Similar legislation has not yet been addressed by the Senate. Accordingly, the company is unable to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 2151.

        In 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, which are now under construction and will be delivered to the company in 1995, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted or the company's application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

        In early 1993, certain covenants of the company's ODS agreement, including those with respect to the payment of dividends from APL to the company, were waived by MarAd upon the termination of MarAd's guarantee of the Merchant Marine Bonds (the "Bonds") issued by the company or its lessors to finance certain of the company's vessels. In 1992, the company effected the retirement or redemption of approximately $44 million of Bonds. On January 5, 1993, the company effected the retirement of the remaining $64 million of Bonds.

North America Transportation

        The company's stacktrain operations compete with 11 trans-Pacific containership companies, and three West Coast railroads offering double-stack train service. In addition, the company's stacktrain operations, together with its trucking operations, compete with long-haul trucking companies for truckload shipments. The company's brokerage operations compete for available business with over 150 shippers' agents. Competition among shippers' agents is based principally on the types and timeliness of services provided.

Real Estate

        In the operation of its real estate business, the company is subject to regulation by state, county and city boards, agencies and commissions. The company is also subject to limited and indirect federal regulation.

EMPLOYEES

        At December 31, 1993, the company and its subsidiaries employed 624 seagoing and 4,813 shoreside personnel. The seagoing personnel and certain shoreside personnel were employed under collective bargaining agreements with several unions.


ITEM 3.    LEGAL PROCEEDINGS

        The company is a party to various pending legal proceedings, claims and assessments arising in the course of its business activities, including actions relating to trade practices, personal injury or property damage, alleged breaches of contracts, torts, labor matters, employment practices, tax matters and miscellaneous other matters. Some of these proceedings involve claims for punitive damages, in addition to other specific relief.

        Among these actions are approximately 710 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In one case, Miller, Administrator of Estate of Moline vs. American Mail Line, et. al., U.S. District Court, Northern District of Ohio, C86-821, a judgment was entered in May 1991 awarding punitive damages of $50,000 per named defendant, along with compensatory damages aggregating $166,000. In March 1993, the U.S. Court of Appeals for the Sixth Circuit vacated the punitive damages award, holding that punitive damages are not available in a general maritime unseaworthiness action for wrongful death of a seaman, remanded the case for consideration of defendants' claims for indemnity and contribution, and otherwise affirmed the judgment of the District Court. The plaintiff filed a petition for certiorari with the U.S. Supreme Court in August 1993. The court refused review of the case without comment on October 12, 1993.

        The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims at significantly higher than expected amounts could result in additional contributions to those associations.

        In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act, 1916 and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. Evidentiary hearings are continuing and a decision by the FMC is not expected until late 1994 or 1995.

        In March 1992, in connection with the same matter, the government of Guam and four private shippers filed a class action complaint in the United States District Court, District of Columbia, based on the same allegations, seeking an undetermined amount of damages on behalf of all shippers of cargo to and from Guam on the company's vessels and the vessels of the other named defendant. In January 1993, the class action complaint was dismissed. An appeal of the dismissal was filed in the U.S. Court of Appeals for the Circuit of the District of Columbia in February 1993.

        Based upon information presently available, and in light of legal and other defenses and insurance coverage and other sources of payment available to the company, management does not expect the legal proceedings described, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the company's security holders during the fourth quarter of 1993.


                                             PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

        The company's Common Stock is traded on the New York and Pacific Stock Exchanges using the symbol APS. The reported high and low closing sales prices per share of the company's Common Stock and cash dividends declared for the preceding eight fiscal quarters are set forth in Note 12 to the consolidated financial statements, Part II, Item 8, on page 40.

       On March 1, 1994, the company had 3,880 common stockholders of record.


ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data for the ten years ending December 31, 1993 are derived from the consolidated financial statements of the company, which have been examined and reported upon by the company's independent public accountants as set forth in their report included elsewhere herein. This information should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.


TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts)                           1993        1992       1991       1990       1989
Results of Operations (1)
Revenues
 Transportation
   International                                                      $  1,918   $   1,873  $   1,787  $   1,586   $  1,576
   North America                                                           660         632        645        669        637
 Real Estate                                                                16           6         17         15         21
 Total Revenues                                                          2,594       2,511      2,449      2,270      2,234
Operating Income (Loss)
 Transportation                                                            123         137        131       (64)         51
 Real Estate                                                                10           3         12          8          9
 Total Operating Income (Loss)                                             133         140        143       (56)         60
Income (Loss) Before Taxes                                                 131         122        107       (93)         22
Income (Loss) Before Cumulative Effect
   of Accounting Changes                                                    80          78         66       (62)         13
Net Income (Loss)                                                           80          56         56       (62)       (16)
Earnings (Loss) Per Share, Fully Diluted Before
   Cumulative Effect of Accounting Changes (2)                            2.50        2.34      1.85      (1.78)       0.16
Earnings (Loss) Per Common Share, Fully Diluted (2)                       2.50        1.69      1.56      (1.78)      (0.57)
Cash Dividends Per Common Share (2)                                       0.30        0.30      0.30       0.30        0.29
Financial Position
Cash, Cash Equivalents
   & Short-Term Investments                                           $     84   $     132  $     179  $     118  $     127
Working Capital                                                             51        (16)        159        112        128
Total Assets                                                             1,454       1,436      1,541      1,608      1,683
Net Capital Expenditures                                                   156          66         20         39        111
Long-Term Debt                                                             250         222        251        279        303
Capital Lease Obligations                                                   17          20        193        202        208
Redeemable Preferred Stock                                                  75          75         75         75         75
Stockholders' Equity                                                       475         397        426        459        567
Capitalization                                                             822         829        955      1,022      1,169
Book Value Per Common Share (2)                                          17.72       15.25      14.48      12.44      14.18
Financial Ratios
Return on Equity (3)                                                     15.7%       11.6%      10.7%    (10.5%)      (2.4%)
Cash Flow to Average Total Debt                                          53.7%       43.4%      44.0%     21.0%       20.3%
Return on Average Assets                                                  5.5%        3.8%       3.5%     (3.7%)      (1.0%)
Total Debt to Equity (3)                                                 49.4%       75.5%      90.4%     91.3%       82.2%
Current Ratio                                                              1.1         1.0        1.5        1.3        1.4

TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts)                           1988        1987       1986       1985       1984
Results of Operations (1)
Revenues
 Transportation
   International                                                      $  1,436   $   1,271  $     945  $     859   $    902
   North America                                                           650         540        469        305          3
 Real Estate                                                                45          14         26          7          6
 Total Revenues                                                          2,131       1,825      1,440      1,171        911
Operating Income (Loss)
 Transportation                                                            129         162         50         69        129
 Real Estate                                                                33           7         13          4          4
 Total Operating Income (Loss)                                             162         169         63         73        133
Income (Loss) Before Taxes                                                 136         149         41         52        116
Income (Loss) Before Cumulative Effect
   of Accounting Changes                                                    81          79         18         39        104
Net Income (Loss)                                                           81          79         18         39        104
Earnings (Loss) Per Share, Fully Diluted Before
   Cumulative Effect of Accounting Changes (2)                            1.63        1.62      0.35       0.93        2.89
Earnings (Loss) Per Common Share, Fully Diluted (2)                       1.63        1.62      0.35       0.93        2.89
Cash Dividends Per Common Share (2)                                       0.25        0.25      0.25       0.19
Financial Position
Cash, Cash Equivalents
   & Short-Term Investments                                           $    186   $     287  $     276  $      67  $     195
Working Capital                                                            178         261        237         36         90
Total Assets                                                             1,711       1,599      1,343      1,060        987
Net Capital Expenditures                                                   379         155         75        128        139
Long-Term Debt                                                             317         138        151         70         38
Capital Lease Obligations                                                  224         234        244        220        226
Redeemable Preferred Stock                                                  75
Stockholders' Equity                                                       617         705        641        538        506
Capitalization                                                           1,254       1,089      1,049        839        804
Book Value Per Common Share (2)                                          15.26       14.44      12.98      12.94      12.27
Financial Ratios
Return on Equity (3)                                                     11.6%       11.8%       3.0%      7.4%       24.6%
Cash Flow to Average Total Debt                                          38.6%       50.9%      36.0%     34.2%       49.2%
Return on Average Assets                                                  4.9%        5.4%       1.5%      3.8%       11.7%
Total Debt to Equity (3)                                                 81.2%       54.5%      63.8%     56.1%       58.9%
Current Ratio                                                              1.6         2.0        2.0        1.2        1.5

(1) The company's fiscal year ends on the last Friday in December. All years presented above were 52 weeks long, except for 1993 and 1988 which were 53-week years.
(2) Earnings Per Common Share, Cash Dividends Per Common Share and Book Value Per Common Share have been computed for all periods retroactively reflecting the effect of a 3% stock dividend distributed on May 4, 1984, a 3-for-2 stock split effected on May 30, 1985, and a 2-for-1 stock split effected on December 31, 1993. Earnings Per Common Share also reflect the repurchase of 3.7 million, 7.8 million, 2.9 million, 1.0 million and 8.8 million shares of the company's common stock during 1992, 1991, 1990, 1989 and 1988, respectively, on a post-split basis. In 1989, 2.0 million shares of the company's Series B Preferred Stock were converted into common stock.
(3) Redeemable Preferred Stock is included in Equity for the purpose of calculating these ratios. If Redeemable Preferred Stock were a component of Debt instead of Equity, Return on Equity would be 16.8%, 12.1%, 11.0%, (13.3%), (5.2%) and 12.8% in 1993, 1992, 1991, 1990, 1989 and 1988,
     respectively, and Total Debt to Equity would be 72.9%, 108.6%, 123.9%, 122.5%, 106.3% and 103.3% in 1993, 1992, 1991, 1990, 1989, and 1988,
     respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions)                             1993        Change         1992       Change           1991
REVENUES
 International Transportation         $  1,918            2%    $   1,873           5%      $   1,787
 North America Transportation              660            4%          632         (2%)            645
 Real Estate                                16           N/A            6          N/A             17
OPERATING INCOME
 Transportation                        $   123         (10%)    $     137           4%      $     131
 Real Estate                                10           N/A            3          N/A             12

        The  company's pretax income increased to $125 million in 1993 from  $81 million in 1992, excluding the impact of $6 million and $41 million from the collection of Desert Storm container detention charges in 1993 and 1992, respectively. All detention claims with the U.S. government have been settled and a payment of $8 million was received and recorded as income by the company on January 31, 1994. Additional payments of up to $2 million are expected to be received in 1994.

        The improvements in the company's 1993 results compared with 1992 were due to higher freight volumes in all of the company's markets, higher operating margins in the company's North America stacktrain market, lower net interest expense and increased real estate income. Lower rates in the U.S. export and intra-Asia markets partially offset these improvements. Also contributing to the increase in earnings in 1993 were gains totaling $7 million from the sales of three of the company's older steamships and certain containers. Additionally, the company's 1993 income and volumes were positively impacted by the fact that its 1993 fiscal year was 53 weeks long, compared with 52 weeks in 1992 and 1991.

INTERNATIONAL TRANSPORTATION(1)                       1993     Change       1992     Change       1991(2)
(Volumes in thousands of FEUs)
Import
 Volumes                                             214.3     4%          206.8      1%        204.0
 Average Revenue per FEU                         $   4,107     2%       $  4,013      6%    $   3,800
Export
 Volumes                                             155.5     5%          147.6    (3%)        152.4
 Average Revenue per FEU                         $   3,200   (5%)       $  3,385      4%    $   3,268
Intra-Asia (Including Desert Storm)
 Volumes                                             173.3    19%          146.1      6%        138.2
 Average Revenue per FEU                         $   1,899   (6%)       $  2,030      0%    $   2,025

(1) Volumes and revenue per FEU data are based upon shipments originating during the period, which differ from the percentage-of-completion method used for financial reporting purposes.
(2)Excluding trans-Pacific Desert Storm volumes of 19.4 and average revenue per FEU of $5,309.

        The increase in the company's import volumes in 1993 compared with 1992 resulted primarily from expanded direct transportation of commercial dry cargo from the North and Central regions of the People's Republic of China. Also, volumes of textiles, footwear, auto parts and electronic goods in the company's import market improved in 1993 compared with 1992. The company's export volumes increased due to higher military volumes, particularly since June 1, 1993, when, as a result of its successful bid, the company became the preferred carrier of U.S. military cargo for a period of 12 months. The increase in volumes due to
military       shipments       was       partially       offset       by       a
decline in commercial refrigerated cargo. The company's intra-Asia volumes increased in 1993, due to expanded service to the People's Republic of China and the growing trade in Southeast and West Asia.

        In 1992, import volumes were slightly above those for 1991 due to increases in shipments of garments, electronic goods and refrigerated cargo, partially offset by a decline in shipments of auto parts from Japan. Export volumes declined in 1992 compared with 1991, primarily due to a decrease in non-Desert Storm military shipments and generally lower demand for U.S. goods, partially offset by an increase in volumes of refrigerated cargo. Volumes improved in the intra-Asia market in 1992 due to strong demand in the Middle East and India compared with 1991.

     Utilization of the company's containership capacity in 1993 was 89% and 92% for import and export shipments, respectively, compared with 89% and 90% in 1992, and 93% and 95% in 1991. Utilization includes the effects of shipments related to Operation Desert Storm in 1991. Transportation of Operation Desert Storm military cargo contributed $103 million to the company's international transportation revenues in 1991.

        Average revenue per forty foot equivalent unit ("FEU") for the company's import shipments increased in 1993 compared with 1992 due to higher rates and a higher proportion of textiles, auto parts and refrigerated cargo carried by the company. Increased volumes of higher-rated intermodal cargo also contributed to the increase in average revenue per FEU in the company's import market. Average revenue per FEU for the company's export shipments decreased in 1993 compared with 1992 due to strong competition in this market and a decrease in the proportion of higher-rated commercial refrigerated cargo carried by the company. The company's average revenue per FEU for its intra-Asia shipments declined in 1993 compared with 1992, resulting from competitive pressures in this market. Also, the company carried a higher proportion of lower-rated short-haul cargo in the intra-Asia trade during 1993 compared with 1992.

        Average revenue per FEU for the company's import shipments increased in 1992 from 1991 due to improved rates and a higher proportion of garments, refrigerated and intermodal cargo carried by the company in 1992. Average revenue per FEU for the company's export shipments increased in 1992 compared with 1991 due to a higher proportion of refrigerated cargo and intermodal shipments. In the company's intra-Asia market, average revenue per FEU was unchanged in 1992 compared with 1991, as a higher proportion of refrigerated cargo was offset by a lower proportion of longer distance shipments.

        Since 1991, the company and Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings until 1996. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and sharing of terminals and several feeder operations within Asia. In February 1994, the company and OOCL agreed to extend the term of the agreements through 2005 and to explore certain other opportunities, including the addition of an Asia-to- Europe service route. The new contracts are subject to certain conditions, including U.S. government approval.

        The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company, which were approximately $65 million in 1993, are expected to terminate at the end of 1997. The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On November 4, 1993,
 the U.S.      House      of      Representatives      passed the "Maritime

Security and Competitiveness Act of 1993," H.R. 2151, which would, among other things, extend the U.S. government's maritime support program for up to ten years, but would substantially reduce the amount of support payments per participating vessel from current levels. Similar legislation has not yet been addressed by the Senate. Accordingly, the company is unable to predict whether maritime reform legislation will be enacted, or whether enacted legislation, if any, will have terms similar to H.R. 2151.

        While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, on July 16, 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, which are now under construction and will be delivered to the company in 1995, and to transfer to foreign flag seven of the 15 U.S.-flag containerships currently operating in its trans-Pacific fleet. Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program will be enacted or the company's application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

NORTH AMERICA TRANSPORTATION(1)
(Volumes in thousands of FEUs)                          1993   Change         1992    Change         1991
Revenues (In millions)
 Stacktrain                                         $    455     8%        $   420       1%      $    418
 Non-Stacktrain                                          205   (3%)            212     (7%)           227
Stacktrain Volumes(2)
 North America                                         345.6     9%          316.9     (1%)         320.7
 International                                         192.6     1%          190.9       1%         188.3
Stacktrain Average Revenue per FEU                  $  1,315   (1%)        $ 1,327       2%      $  1,304

(1)Volumes and revenue per FEU data are based upon shipments originating during the period, which differ from the percentage-of-completion method used for financial reporting purposes.
(2) In addition to domestic third party business, the transportation of containers for the company's international customers is a significant component of the company's stacktrain operations. The effect of these shipments on domestic operations is eliminated in consolidation and therefore excluded above in Revenues and Stacktrain Average Revenue per FEU.

     Revenues and volumes from the company's North America stacktrain operations increased in 1993 from 1992 due to an increase in stacktrain services to Mexico and Canada and an overall improvement in demand for transportation services in the North America stacktrain market. Additionally, key competitors in this market were adversely affected by equipment shortages, which diverted some shipments to the company. Non-stacktrain volumes declined as the company converted its automotive shipments to its stacktrains. Stacktrain average revenue per FEU decreased in 1993 compared with 1992 due to the company's efforts to reduce stacktrain services that are less profitable.

     Overall revenues from the company's North America transportation operations declined in 1992 compared with 1991, due primarily to the continuing effects of the recession and the company's efforts to redirect its non-stacktrain business. Volumes in the company's North America stacktrain operations were down in 1992 compared with 1991 due to the continuing weak U.S. economy and the company's withdrawal from the Midwest-Texas lane, partially offset by improvements in stacktrain automotive volumes. Average revenue per FEU for the company's North America stacktrain business increased in 1992 compared with 1991 due to an improvement in cargo mix.

        For 1994, the company expects continued growth in the North America stacktrain markets and in intra-Asia shipping. Rate levels, especially in the U.S. export trade, ended 1993 at a depressed level and are not expected to improve significantly in the near term.



TRANSPORTATION OPERATING EXPENSES
(In millions, except cost per FEU)                1993       Change     1992        Change     1991
 Land Transportation                          $    934         0%    $   933        (2%)   $    949
 Cargo Handling                                    516        10%        470         19%        395
 Vessel, Net                                       296         5%        281        (4%)        293
 Transportation Equipment                          184         1%        181          1%        180
 Information Systems                                49         0%         50          3%         48
 Other                                             303         6%        287          7%        269
   Total                                        $2,282         4%    $ 2,202          3%   $  2,134
 Operating Cost Per FEU                         $2,568       (5%)     $2,694          5%   $  2,557
 Percentage of Transportation Revenue              89%                   88%                    88%

        The company's transportation operating expenses per FEU declined in 1993, compared with 1992, reflecting improvements in the North America stacktrain cost structure and the company's continued cost control efforts. Land transportation expenses were relatively unchanged in 1993 compared with 1992 despite a 9% increase in North America stacktrain volume, reflecting benefits realized from the renegotiation of rail contracts in 1992. Cargo handling expenses increased in 1993 compared with 1992 due to higher cargo volumes and contract rate increases at certain Asian and U.S. ports. In 1993, vessel expenses increased because of increased charter hire activity resulting from expanded service to China and the Philippines, partially offset by savings from four fewer ships in service during the year. In 1993, transportation equipment costs increased from the prior year primarily due to higher maintenance, repair and lease costs, partially offset by cost savings from changes in the company's rail cost structure. Other operating expenses increased in 1993 from 1992, primarily due to higher salary and fringe costs in North America and Asia operations, partially offset by gains of $7 million from the sale of three vessels and certain containers, and certain fixed cost savings in the North America stacktrain operations.

        Total transportation operating expenses increased only 3% in 1992 from 1991, despite the significant rise in operating costs in Asia. Land transportation costs decreased in 1992 compared with 1991 as a result of the company's renegotiated rail contracts and a decline in conventional rail costs due to lower non-stacktrain volumes. Cargo handling costs rose substantially in 1992, mainly due to contract rate increases at ports in Asia and the use of OOCL terminals on the West Coast and in Japan. Vessel expenses declined in 1992 compared with 1991, primarily due to lower fuel costs. The increase in transportation equipment costs in 1992 compared with 1991 reflects the increase in lease costs for refrigerated containers and dry containers related to OOCL activity, partially offset by equipment cost savings resulting from the renegotiated rail contracts. Information systems costs increased in 1992, due to increases in salaries and fringe benefits and costs for systems projects. Other operating expenses rose in 1992 from 1991 as a result of increased freight consolidation activities, OOCL start-up costs and increased agency fees.

        General and administrative expenses increased 9% in 1993 compared with 1992. In 1993, the company incurred approximately $9 million in costs related to certain corporate initiatives to improve company-wide systems and processes. Partially offsetting these costs in 1993 were cost savings at the corporate level. Expenditures on corporate initiatives are expected to be approximately $27 million during 1994. Anticipated cost savings resulting from these initiatives are expected to be realized in future years, but no assurances can be given as to the timing or amount of these savings. Depreciation and amortization expense increased 2% in 1993 from 1992 due to capital spending activity.

       General and administrative expense declined 2% in 1992 compared with 1991 as the company continued its cost savings efforts in this area. Depreciation and amortization expense increased 1% in 1992 from 1991 resulting from capital spending during the year.

        Net interest expense declined to $11 million in 1993 from $26 million in 1992. This decline was due to the company's restructuring of its long-term liabilities in late 1992 and early 1993, when the company retired certain capital lease obligations and redeemed its 11% Public Notes, and lower interest rates in 1993. Net interest expense in 1992 decreased $10 million from 1991, reflecting lower debt balances, lower interest rates on refinanced debt and higher cash balances.

        The effective tax rates applicable to the company were 39%, 35% and 38% in 1993, 1992 and 1991, respectively. The 1993 effective tax rate reflects a one percent federal corporate tax increase that was effective at the beginning of the year, and the related $2.7 million impact on the company's deferred tax balances.

        In 1992, the company changed its method of recognizing revenues and expenses to conform with new transportation industry guidelines established by the Financial Accounting Standards Board's Emerging Issues Task Force. Under the new method, the company recognizes revenues on a percentage-of-completion basis and expenses as incurred. The company previously recorded revenues and variable expenses at the time freight was loaded. In 1992, the company recorded a one-time charge of $22 million, after taxes of $13 million, for the effect of this change in accounting on prior years' results.

        In 1992, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("SFAS 109"), the effects of which were applied retroactively to the beginning of fiscal 1989. SFAS 109 requires the company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years.

        The company adopted SFAS 106 in 1991, which requires the company to recognize the cost of providing health care and other benefits to retirees over the term of employee service, as opposed to the company's previous method of recognizing those costs when incurred. The cumulative effect of this accounting change resulted in a one-time charge to earnings in 1991 of $10 million after income taxes.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)                                                      1993           1992       1991
  Cash, Cash Equivalents and
    Short-term Investments                                     $     84     $      132    $   179
  Working Capital                                                    51           (16)        159
  Total Assets                                                    1,454          1,436      1,541
  Long-term Debt and Capital
    Lease Obligations (1)                                           272            357        453
  Cash Provided by Operations                                       169            176        207
NET CAPITAL EXPENDITURES
  Ships                                                        $     93     $       18    $     4
  Containers, Chassis and Rail Cars                                  41             31          1
  Leasehold Improvements and Other                                   22             17         15
  Total                                                        $    156     $       66    $    20
FINANCING ACTIVITIES
  Borrowings                                                   $    664                   $    56
  Repayment of Debt and Capital Leases                            (748)     $     (97)       (91)
  Common Stock Repurchases                                                        (78)       (81)
  Dividend Payments                                                (15)           (15)       (16)

(1)  Includes current and long-term portions.

       In November 1993, the company issued $150 million 10-year Senior Notes at an effective interest rate of 7.3%, and in January 1994, issued $150 million 30-year Senior Debentures at an effective interest rate of 8.2%. A portion of the proceeds from the issuance of this debt was used to repay $72 million of bank borrowings, and the remainder will be used to finance vessel purchases and other capital expenditures.

         In 1992 and early 1993, the company restructured its long-term liabilities to reduce its high-cost debt and eliminate restrictions on the use of subsidiary cash. In January 1993, the company purchased the remaining two vessels previously leased under leveraged leases and retired the related debt guaranteed by MarAd, eliminating MarAd's restrictions on the payment of dividends to the company by its wholly-owned subsidiary, American President Lines, Ltd. The purchase price of these vessels was $131 million, $110 million of which retired the related capital lease obligations. Also in January 1993, the company retired $95 million of 11% Public Notes.

        In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11") and three new Kl0-class containerships ("K10") for an aggregate cost of approximately $730 million. The C11s are similar in design to the company's C10-class vessels, and each is designed to have a capacity of approximately 4,800 TEUs and a service speed of approximately 25 knots. Delivery of the C11s is scheduled for 1995. Each K10 is designed to have a capacity of approximately 3,600 TEUs and a service speed of approximately 24 knots. Delivery of the K10s is scheduled for 1996.

        The company presently expects the C11s to be deployed in its trans-Pacific service. OOCL is in the process of negotiating the purchase of six vessels similar in size and speed to the company's C11s. OOCL has agreed to deploy these new vessels in its coordinated trans-Pacific service with the company under the recent amendment to the slot-sharing agreement between the parties. The deployment of the 12 new C11-type vessels by the company and OOCL, replacing 16 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity will be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, no assurances can be given with
respect       to       anticipated      growth      or      the      utilization
or impact of capacity. The K10s, in combination with capacity from the six C11s, will replace four L9-class vessels chartered by the company and used in its West Asia/Middle East service. The charters of the L9s will expire in 1996. Deployment of the company's C11s and K10s is subject to U.S. government approval.

       The C11 vessels are being constructed by Howaldtswerke-Deutsche Werft AG, of Germany (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for constructing the vessels is $535 million. A payment of $52 million was made to the shipyards in 1993. The remaining payments are due in two 5% installments in 1994 and 80% upon delivery of the vessels. The company has obtained commitments from a group of European banks to finance approximately $400 million of the purchase price. Principal payments on any draw-downs would be due in semi-annual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining cost of these vessels would be financed with the company's public debt and cash from operations.

        The K10s are being constructed by Daewoo. The total project cost for constructing these vessels is $195 million. A payment of $18 million was made to the shipyard in 1993. The remaining payments are due in two 10% installments in 1995 and 70% upon delivery of the vessels.

        Other than progress payments on the C11s and K10s, and the purchase of the previously leased ships, the company's 1993 capital expenditures were primarily for purchases of refrigerated containers. In 1992, the company's capital expenditures were primarily for purchases of refrigerated containers and the expansion of terminals and operating facilities. Capital expenditures in 1994 are expected to be approximately $200 million, including $52 million for vessel progress payments. The balance will be used primarily for refrigerated containers, chassis, terminal improvements in North America and Asia, and computer systems. At December 31, 1993, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $56 million.

        The company is in the process of expanding its two major West Coast ports' facilities and extending their lease terms. The company has entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of construction. The minimum annual rent expense under the new lease is estimated to be between $22 million and $26 million, depending upon the final scope of development. The annual rent for the company's current 129-acre terminal in Los Angeles was approximately $19 million in 1993. The company has agreed to purchase at least six gantry cranes and certain intermodal handling equipment for use at this terminal facility, the cost of which is not known at this time.

          The company also is negotiating with the Port of Seattle for the improvement and expansion of its existing terminal facility. Under the proposed plan, the facility would be expanded from 83 acres to approximately 160 acres by 1997 and the lease term would be 30 years from completion. The lease for the existing facility expires in 2015.

        In 1993, the company sold its remaining investment in the common stock of Amtech Corporation ("Amtech"), from which it realized a pretax gain of $9 million. In 1992, the company sold approximately one-half of its investment in Amtech, from which it realized a pretax gain of $8 million.

        Effective December 31, 1993, the company effected a two-for-one stock split in the form of a stock dividend. On a post-split basis, the company repurchased 3,715,928 and 7,774,344 of its outstanding common stock in 1992 and 1991, respectively. The average per share cost of these repurchases were $20.94 and $10.38 in 1992 and 1991, respectively.

        The company has a revolving credit agreement with a group of banks to provide an aggregate commitment of $100 million, which expires December 31, 1996. The revolving credit agreement contains various financial covenants which require the company to meet certain levels of fixed charge coverage, leverage and net worth. The agreement restricts the amount of increases in the company's cash dividends and restricts certain other corporate transactions. Borrowings under the agreement bear interest at rates based upon various indices as elected by the company. Any outstanding borrowings under this agreement are classified as long-term.

        The company borrowed under the revolving credit agreement during 1993 to partially finance the purchase of the leased vessels and for general corporate purposes. Also during 1993, the company borrowed under uncommitted lines of credit with certain banks for general corporate purposes. All outstanding bank borrowings were repaid with a portion of the proceeds from the issuance of $150 million 10-year Senior Notes in November 1993.

        The company is negotiating with a group of banks to replace its existing revolving credit agreement with a $200 million, five-year revolving credit agreement. While no assurances can be given, the company expects the new agreement to be finalized in the first fiscal quarter of 1994.


ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

Report of Management                                                                       20
Report of Independent Public Accountants                                                   21
Consolidated Financial Statements
       Statement of Income                                                                 22
       Balance Sheet                                                                       23
       Statement of Cash Flows                                                             24
       Statement of Changes in Stockholders' Equity                                        25
       Notes to Consolidated Financial Statements                                       26-40
Financial Statement Schedules
       Schedules II, III, V, VI, IX                                                     41-46

                              REPORT OF MANAGEMENT

To the Stockholders:

        The financial statements have been prepared by the company, and we are responsible for their content. They are prepared in accordance with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effect of future events and transactions. The other financial information in the annual report is consistent with that in the financial statements.

        The company maintains and depends upon a system of internal controls designed to provide reasonable assurance that our assets are safeguarded, that transactions are executed in accordance with management's intent and the law, and that the accounting records fairly and accurately reflect the transactions of the company. The company has an internal audit program which reviews the adequacy of the internal controls and compliance with them.

        The company engaged Arthur Andersen & Co. as independent public accountants to provide an objective, independent audit of our financial statements.

        There is an Audit Committee of the Board of Directors which is composed solely of outside directors. The committee meets whenever necessary to monitor and review with management, the internal auditors and the independent public accountants, the company's financial statements and accounting controls. Both the independent public accountants and the internal auditors have access to the Audit Committee, without management being present, to discuss internal controls, auditing and financial reporting matters.

        To help assure that its affairs are properly conducted, management has established policies regarding standards of corporate behavior. The company regularly reminds its key employees of significant policies and requires them to confirm their compliance.




/s/ John M. Lillie
John M. Lillie
Chairman of the Board, President and
Chief Executive Officer




/s/ Will M. Storey
Will M. Storey
Executive Vice President and
Chief Financial Officer




/s/ William J. Stuebgen
William J. Stuebgen
Vice President, Controller and
Chief Accounting Officer


Oakland, California
February 11, 1994

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of American President Companies, Ltd.


We have audited the accompanying consolidated balance sheet of American President Companies, Ltd. (a Delaware corporation) and subsidiaries as of December 31, 1993 and December 25, 1992 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American President Companies, Ltd. and subsidiaries as of December 31, 1993 and December 25, 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the company has changed its method of recognizing revenues and expenses effective as of December 28, 1991. In addition, as explained in Note 7 to the financial statements, the company has changed its method of accounting for postretirement benefits effective December 29, 1990.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen & Co.
Arthur Andersen & Co.



San Francisco, California
February 11, 1994


CONSOLIDATED STATEMENT OF INCOME
Year Ended                                       December 31           December 25          December 27
(In thousands, except                                   1993                  1992                 1991
 per share amounts)
Revenues                                        $   2,594,213      $     2,511,168      $     2,448,680
Expenses
Operating, Net of Operating-
   Differential Subsidy                             2,287,865            2,204,785            2,139,145
General and Administrative                             64,281               59,147               60,230
Depreciation and Amortization                         109,127              107,180              106,496
 Total Expenses                                     2,461,273            2,371,112            2,305,871
Operating Income                                      132,940              140,056              142,809
Interest Income                                         6,290               12,233                8,316
Interest Expense                                     (17,663)             (38,668)             (44,450)
Gain on Sale of Investment                              8,934                8,091
Income Before Taxes                                   130,501              121,712              106,675
Federal, State and Foreign
 Tax Expense                                           50,392               43,696               40,537
Income Before Cumulative
 Effect of Accounting Changes                          80,109               78,016               66,138
Cumulative Effect on Prior Years
 of Changing the Accounting for:
   Revenue and Expenses                                                   (21,565)
   Postretirement Benefits                                                                     (10,480)
Net Income                                      $      80,109      $        56,451      $        55,658
Less Dividends on Preferred Stock                       6,750                6,750                6,750
Net Income Applicable to
   Common Stock                                 $      73,359      $        49,701      $        48,908
Earnings Per Common Share
Primary
 Before Cumulative Effect of
   Accounting Changes                           $        2.65      $         2.43       $         1.89
   Cumulative Effect of Accounting Changes                                  (0.74)               (0.33)
Primary Earnings Per Common Share               $        2.65      $         1.69       $         1.56
Fully Diluted
 Before Cumulative Effect of
   Accounting Changes                           $        2.50      $         2.34       $         1.85
   Cumulative Effect of Accounting Changes                                  (0.65)               (0.29)
Fully Diluted Earnings Per Common               $        2.50      $         1.69       $         1.56
   Share
Dividends Per Common Share                      $        0.30      $         0.30       $         0.30

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share amounts)                               December 31              December 25
                                                                          1993                     1992
ASSETS
Current Assets
Cash and Cash Equivalents                                        $      84,053            $      92,835
Short-Term Investments                                                                           38,846
Trade and Other Receivables                                            271,053                  228,968
Fuel and Operating Supplies                                             35,354                   34,885
Prepaid Expenses and Other                                              48,378                   63,446
Total Current Assets                                                   438,838                  458,980
Property and Equipment
Ships                                                                  676,854                  705,009
Containers, Chassis and Rail Cars                                      750,557                  735,223
Leasehold Improvements and Other                                       249,636                  230,939
Construction in Progress                                                74,138
                                                                     1,751,185                1,671,171

Accumulated Depreciation and Amortization                            (825,003)                (794,140)
Property and Equipment, Net                                            926,182                  877,031
Investments and Other Assets                                            89,357                   99,602

Total Assets                                                     $   1,454,377            $   1,435,613

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Leases             $       4,395            $     114,061
Accounts Payable and Accrued Liabilities                               383,029                  360,582
Total Current Liabilities                                              387,424                  474,643
Deferred Income Taxes                                                  130,228                  135,608
Other Liabilities                                                      118,966                  110,668
Long-Term Debt                                                         250,610                  222,056
Capital Lease Obligations                                               16,696                   20,410
Total Long-Term Debt and Capital Lease Obligations                     267,306                  242,466

Commitments and Contingencies
Redeemable Preferred Stock, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000 Shares
   Series C, Shares Issued and Outstanding-1,500,000
   in 1993 and 1992                                                     75,000                   75,000
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding- 26,837,000 in
   1993 and 13,022,000 in 1992                                          26,837                   13,022
Additional Paid-In Capital                                              61,656                   62,023
Retained Earnings                                                      386,960                  322,183
Total Stockholders' Equity                                             475,453                  397,228

Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,454,377            $   1,435,613

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended                                                    December 31    December 25      December 27
(In thousands)                                                       1993           1992             1991
Cash Flows from Operating Activities
Net Income                                                   $     80,109   $     56,451     $     55,658
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                  109,127        107,180          106,496
   Deferred Income Taxes                                            6,633        (8,054)            6,009
   Change in Receivables                                         (37,915)          7,238           34,267
   Issuance of Notes Receivable on Sales
     of Real Estate                                               (4,170)        (2,067)          (7,838)
   Change in Fuel and Operating Supplies                            (469)        (1,133)            1,800
   Change in Prepaid Expenses and Other
     Current Assets                                                 3,055        (9,617)           10,531
   (Gain) Loss on Sale of Assets                                 (17,577)        (8,279)              258
   Change in Accounts Payable and Accrued                          35,160        (1,537)         (14,534)
     Liabilities
   Cumulative Effect on Prior Years
     of Changes in Accounting                                                     34,783           16,904
   Change in Restructuring Charge Liability                      (16,617)       (21,765)         (23,761)
   Other                                                           11,285         22,611           21,425
   Net Cash Provided by Operating Activities                      168,621        175,811          207,215
Cash Flows from Investing Activities
Capital Expenditures                                            (156,270)       (65,667)         (20,472)
Proceeds from Sales of Long-Term Investments                       11,310         11,834
Proceeds from Sales of Property and Equipment                       8,955          1,811            1,419
Purchase of Short-Term Investments                                             (206,849)         (84,824)
Proceeds from Sales of Short-Term Investments                      38,846        239,577           13,250
Transfer from Capital Construction Fund                             8,662         17,508
Deposits to Capital Construction Fund                             (5,959)        (8,000)            (687)
Other                                                               5,036          4,621            4,176
   Net Cash Used in Investing Activities                         (89,420)        (5,165)         (87,138)
Cash Flows from Financing Activities
Repurchase of Common Stock                                                      (77,829)         (80,621)
Issuance of Debt                                                  663,571                          56,495
Repayments of Capital Lease Obligations                         (113,465)       (67,351)          (7,123)
Repayments of Debt                                              (634,932)       (29,471)         (83,958)
Dividends Paid                                                   (14,725)       (15,271)         (16,069)
Other                                                              12,841          7,551            7,890
   Net Cash Used in Financing Activities                         (86,710)      (182,371)        (123,386)
Effect of Exchange Rate Changes on Cash                           (1,273)        (2,547)          (7,089)
   Net Decrease in Cash and Cash Equivalents                      (8,782)       (14,272)         (10,398)
Cash and Cash Equivalents at Beginning of Year                     92,835        107,107          117,505
Cash and Cash Equivalents at End of Year                     $     84,053   $     92,835     $    107,107
SUPPLEMENTAL DATA:
Cash Paid for:
Interest                                                     $     26,232   $     40,793     $     42,937
Income Taxes (Net of Refunds)                                $     32,370   $     47,967     $     14,697

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Year Ended                                                    December 31    December 25      December 27
(In thousands, except share amounts)                                 1993           1992             1991
Common Stock
Beginning Balance                                            $     13,022    $    14,719     $     18,466
Stock Awards and Options Exercised, Net                               397            161              140
Issuance of 13,418,000 shares of common stock
   to effect a 2-for-1 stock split                                 13,418
Repurchase and Retirement of Common Stock                                        (1,858)          (3,887)
 Ending Balance                                                    26,837         13,022           14,719
Additional Paid-In Capital
Beginning Balance                                                  62,023        130,416          199,395
Stock Awards and Options Exercised, Net                            13,051          7,578            7,772
Issuance of 13,418,000 shares of common stock
   to effect a 2-for-1 stock split                               (13,418)
Repurchase and Retirement of Common Stock                                       (75,971)         (76,751)
 Ending Balance                                                    61,656         62,023          130,416
Retained Earnings
Beginning Balance, Restated                                       322,183        281,191          241,607
Net Income                                                         80,109         56,451           55,658
Cash Dividends
 Common                                                           (7,975)        (8,521)          (9,319)
 Series C Redeemable Preferred                                    (6,750)        (6,750)          (6,750)
Other                                                               (607)          (188)              (5)
 Ending Balance                                                   386,960        322,183          281,191
       Total Stockholders' Equity                            $    475,453    $   397,228     $    426,326

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Year
The consolidated financial statements include the accounts of American President Companies, Ltd. and its majority-owned subsidiaries (the "company"), after eliminating intercompany accounts and transactions. The company's fiscal year ends on the last Friday in December. The company's 1993 fiscal year was 53 weeks, compared with 52 weeks for 1992 and 1991.

Stock Split
Effective December 31, 1993, the company effected a two-for-one stock split in the form of a stock dividend. All references to the number of common shares and per common share amounts for prior periods have been restated to reflect the split.

Revenues and Expenses
In 1992, the company changed its method of recognizing revenues and expenses to conform with new transportation industry guidelines established by the Financial Accounting Standards Board's Emerging Issues Task Force. Under the new method, the company recognizes revenues on a percentage-of-completion basis and expenses as incurred. The company previously recorded revenues and variable expenses at the time freight was loaded. As of the beginning of fiscal 1992, the company recorded a one-time charge of $21.6 million, after taxes of $13.2 million, for the effect of this change in accounting on prior years.

        If the change in accounting had not been implemented, net income for the year ended December 25, 1992 would have been $75.7 million, or $2.27 per share, fully diluted. Conversely, if the change had been applied retroactively to the year ended December 27, 1991, Income Before the Cumulative Effect of Accounting Change and related Earnings Per Share would have been $70.4 million, or $1.97 per share, fully diluted.

       Detention revenue is recognized when cash is received.

Foreign Currency Transactions
Foreign currency transactions and balances are translated to U.S. dollars. Included in Operating Income for 1993, 1992 and 1991 are net losses on foreign currency transactions and translations of $1.1 million, $2.0 million and $7.9 million, respectively. The 1991 loss includes the company's write-down of its assets in India due to the devaluation of the rupee.

        The company periodically enters into contracts to buy foreign currencies in the future to hedge the impact of foreign currency fluctuations on certain operating commitments. The gains or losses on these contracts are deferred and recognized when the related operating expenses are incurred, and are recorded as a decrease or increase in operating expenses in the accompanying Consolidated Statement of Income.

        In 1993, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of constructing German-built vessels. These contracts are discussed in Note 10.

Cash, Cash Equivalents and Short-Term Investments
Cash and Cash Equivalents comprise cash balances and investments with maturities of three months or less at the time of purchase. Short-Term Investments are carried at cost, which approximates market.

Property and Equipment
Property and Equipment are recorded at historical cost. For assets financed under capital lease arrangements, an amount equal to the present value of the future minimum lease payments is recorded at the date of acquisition as Property and Equipment with a corresponding amount recorded as a capital lease obligation. Depreciation and Amortization are computed using the straight-line method based upon the following estimated useful lives:

Classification                                                                    Estimated Useful Life
Ships                                                                                    15 to 25 Years
Containers, Chassis and Accessories                                                      5 to 15 Years
Rail Cars                                                                                5 to 10 Years
Other Property and Equipment                                                                   Various
Assets Under Capital Lease Arrangements                                                   Term of Lease

Maintenance and repair expenditures of $110.3 million, $101.6 million and $93.9 million have been charged to expense in 1993, 1992 and 1991, respectively, as they were incurred. Major periodic dry dockings and rail car overhauls totaling $18.2 million, $21.2 million and $19.7 million at December 31, 1993, December 25, 1992, and December 27, 1991, respectively, have been deferred and are being amortized over two to five years.

Long-Term Investments
The company has certain investments, long-term deposits and receivables, which are included in Investments and Other Assets. The fair value of these assets approximates their carrying value at December 31, 1993. For certain other investments, it was not practicable to determine fair value, as no quoted market prices were available.

Software Costs
Costs related to purchased and internally developed software are charged to expense as incurred.

Capitalized Interest
Interest costs of $1.5 million relating to cash paid for the construction of vessels were capitalized in 1993. No interest costs were capitalized in 1992 and 1991.

Reclassifications
Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.


NOTE 2. UNITED STATES MARITIME ADMINISTRATION AGREEMENTS

The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry and requires the company to replace the capacity of its existing vessels as they reach the end of their statutory lives if a construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981. The ODS amounts for 1993, 1992 and 1991 were $64.7 million, $69.7 million and $69.4 million, respectively, and have been included as a reduction of operating expenses.

        ODS payments to the company are expected to terminate at the end of 1997. The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On November 4, 1993, the U.S. House of Representatives passed the "Maritime Security and Competitiveness Act of 1993," H.R. 2151, which would, among other things, extend the U.S. government's maritime support program for up to ten years, but would substantially reduce the amount of support payments per participating vessel from current levels. Similar legislation has not yet been addressed by the Senate. Accordingly, the company is not able to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 2151.

        While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the
company  are  unclear.   Accordingly,  on  July  16,  1993,  the  company  filed
applications with MarAd to operate under foreign flag its six C11-class containerships and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted or the company's application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

        The company also has a Capital Construction Fund ("CCF") agreement with MarAd which provides funding for the future acquisition of vessels and other assets and for the repayment of other vessel acquisition debt. The CCF is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet, and there was no balance at December 31, 1993, and a balance of $2.7 million at December 25, 1992.

        The company receives a federal income tax deduction for deposits made to the CCF, subject to certain restrictions. Withdrawals from the CCF for investment in vessels or related assets do not give rise to a tax liability, but reduce the depreciable bases of the assets for income tax purposes. At December 31, 1993, the total tax basis of assets purchased with CCF funds was approximately $69.3 million less than net book value. Deferred income taxes have been provided for CCF amounts on deposit or invested in vessels or related equipment.


NOTE 3. INCOME TAXES

The company adopted Statement of Financial Accounting Standards, "Accounting for Income Taxes", ("SFAS 109") in 1992, the effects of which were applied retroactively to the beginning of fiscal 1989. SFAS 109 requires the company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years.

        The reconciliation of the company's effective tax rate to the federal statutory tax rate is as follows:

                                                               1993             1992             1991
U.S. Federal Statutory Rate                                     35%              34%              34%
Increases (Decreases) in Rate Resulting from:
  State Taxes, Net of Federal Benefit                            3%               3%               3%
  Effect of Federal Tax Rate Change on Prior Years               2%
  Permanent Book/Tax Differences and Other                     (1%)             (2%)               1%
                                                                39%              35%              38%


        Effective January 1, 1993, the maximum corporate federal income tax rate increased to 35%. As a result, an adjustment of approximately $2.7 million was recorded to reflect the effect of the tax rate increase on deferred taxes provided in prior periods.

        The following is a summary of the company's provision for income taxes, net of $13.2 million and $6.4 million related to the cumulative effects of the accounting changes for revenue and expenses and postretirement benefits in 1992 and 1991, respectively, as restated:

(In thousands)                                                 1993             1992             1991
Current
  Federal                                                 $  30,164        $  19,303       $   19,231
  State                                                       3,291            3,848            2,678
  Foreign                                                     6,684            5,980            6,195
                                                             40,139           29,131           28,104
Deferred
  Federal                                                     7,664            2,456            6,445
  State                                                       (160)          (1,109)            (436)
  Change in Federal Tax Rate                                  2,749
                                                             10,253            1,347            6,009
Total Provision                                           $  50,392        $  30,478       $   34,113

        The following table shows the tax effect of the company's cumulative temporary differences and carryforwards included on the company's Consolidated Balance Sheet as of December 31, 1993 and December 25, 1992:

(In thousands)                                                                    1993             1992
Excess of Tax Over Book Depreciation                                     $   (114,929)    $   (114,224)
Tax Deductions for CCF Deposits in Excess of Book
   Depreciation of CCF Assets                                                 (35,843)         (29,769)
Net Tax Deduction for Rent Differential on Capital Leases                     (25,779)         (23,496)
Excess Insurance Reserves Over Claims Paid                                      23,470           20,727
Pension and Postretirement Accruals                                             18,515           15,512
Accrued Liabilities                                                             10,692            7,403
Other                                                                            9,498           16,104
                                                                          $   (114,376)    $   (107,743)

        The company used all federal alternative minimum tax credits in 1993 and has California alternative minimum tax credits of $0.8 million at December 31, 1993, which do not expire.

The amount of deferred tax assets and liabilities as of December 31,1993 and December 25, 1992 were as follows:

(In thousands)                                                                    1993             1992
Deferred Tax Assets                                                      $      75,749    $      72,774
Deferred Tax Liabilities                                                     (190,125)        (180,517)
Total Net Deferred Tax Liability                                             (114,376)        (107,743)
Less Net Current Deferred Tax Asset                                           (15,852)         (27,865)
Deferred Income Taxes                                                    $   (130,228)    $   (135,608)

The net current deferred tax asset is included in Prepaid Expenses and Other on the accompanying Consolidated Balance Sheet.


NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities at December 31, 1993 and December 25, 1992 were as follows:

(In thousands)                                                                    1993             1992
Accounts Payable                                                         $      39,101    $      34,254
Accrued Liabilities                                                            268,342          250,506
Current Portion of Accrued Claims                                               11,500           10,600
Accrued Restructuring Charges                                                    3,135           19,752
Income Taxes                                                                     1,551
Unearned Revenue                                                                59,400           45,470
Total Accounts Payable and Accrued Liabilities                           $     383,029    $     360,582

NOTE 5. LONG-TERM DEBT

Long-term debt at December 31, 1993 and December 25, 1992 consisted of the following:

(In thousands)                                                                    1993             1992
7 1/8% Senior Notes $150 Million Face Amount
 Due on November 15, 2003(1)                                             $     147,915
11% Notes Payable Due on January 15, 1996 (2)                                             $      94,500
Series I 8% Vessel Mortgage Bonds Due Through 1997(3)                           81,000          104,824
8% Refunding Revenue Bonds Due on November 1, 2009(4)                           12,000           12,000
Refunding Revenue Bonds, at Various Rates Not to
     Exceed 12%, Due on November 1, 2009(5)                                      6,495            6,495
Note Payable at 9% Due Through 1997 (6)                                          3,577            4,485
Note Payable at Prime Plus 1%                                                      616              660
Total Debt                                                                     251,603          222,964
Current Portion                                                                  (993)            (908)
Long-Term Debt                                                           $     250,610    $     222,056

(1) In November 1993, the company filed a shelf registration to issue up to $400 million of debt securities in varying terms and amounts. Also in November 1993, the company issued 7 1/8% Senior Notes with a face amount of $150 million and an unamortized discount of $2.1 million as of December 31, 1993. The effective interest rate of this debt is 7.325%. A portion of the proceeds from the issuance of this debt was used to repay $72 million of bank borrowings and the remainder will be used for financing capital expenditures, including progress payments for the construction of the new vessels. In January 1994, the company issued 8% Senior Debentures with a face amount of $150 million, due on January 15, 2024. The effective interest rate on this debt is 8.172%. Proceeds from the issuance of this debt were $147.1 million and will be used to finance capital expenditures, including vessel progress payments.

(2) The Notes were redeemed by the company on January 15, 1993 using funds borrowed under the company's revolving credit agreement described below.
(3) Principal payments are due in equal semiannual installments. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to five cash payments, which it has not yet exercised. The bonds issued under this loan agreement are collateralized by the five C10-class vessels, which had a net book value of $185.9 million at December 31, 1993. Fair value of this debt is approximately $87 million at December 31, 1993 assuming a current interest rate of 5.23%.
(4) The Bonds are redeemable on or after November 1, 1999 at a redemption price of 102% of the principal amount, reducing to 100% of the principal amount on or after November 1, 2001.
(5) The interest rate at December 31, 1993 was 3.05%. The principal repayment is collateralized by a $6.6 million letter of credit.
(6) The Note was used to finance the purchase of certain chassis and is collateralized by the chassis. At December 31, 1993, the net book value of these chassis was $4.3 million.

        Carrying value of significant issues of long-term debt, other than the Series I Bonds, approximates fair value because the interest rates on outstanding debt approximates current interest rates that would be offered to the company for similar debt.

        Principal payments scheduled on long-term debt during the next five years, on the basis that the company issues Series II Bonds totaling $23.8 million per year in lieu of the next five semiannual cash payments on the Series I Bonds, are as follows:


                              (In thousands)

               1994                                            $        993
               1995                                                   1,085
               1996                                                  13,098
               1997                                                  24,137
               1998                                                  23,823

        The company has a revolving credit agreement with a group of banks to provide for an aggregate commitment of up to $100 million which expires December 31, 1996. The revolving credit agreement contains various financial covenants which require the company to meet certain levels of fixed charge coverage, leverage and net worth. The agreement restricts the amount of increases in the company's cash dividends and restricts certain other corporate transactions. Borrowings under the agreement bear interest at rates based upon various indices as elected by the company. Any outstanding borrowings under this agreement are classified as long-term. The current annual commitment fee is three-eighths of one percent of the available amount. The company had no outstanding borrowings under this agreement at December 31, 1993.

        As an alternative to borrowing under its revolving credit agreement, the company has an option under that agreement to sell up to $150 million of certain accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.

NOTE 6. LEASES

The company leases equipment under capital leases expiring in three to seven years. Assets under capital lease included in Property and Equipment on the accompanying Consolidated Balance Sheet at December 31, 1993 and December 25, 1992 are as follows:

(In thousands)                                                                  1993               1992
Ships                                                                                     $     129,506
Containers, Chassis and Rail Cars                                      $      38,291             38,291
Other Property and Equipment                                                     938                938
                                                                              39,229            168,735
Accumulated Depreciation                                                    (29,540)           (76,877)
Total                                                                  $       9,689      $      91,858

        The following is a schedule of future minimum lease payments required under the company's leases that have initial noncancelable terms in excess of one year as of December 31, 1993:

                                                                         Capital              Operating
(In thousands)                                                            Leases                 Leases
1994                                                               $       5,195          $     194,133
1995                                                                       4,842                124,792
1996                                                                      12,640                102,902
1997                                                                         414                 82,571
1998                                                                         414                 59,440
Later Years                                                                  459                932,092
Total Minimum Payments Required                                    $      23,964          $   1,495,930
Amount Representing Interest                                             (3,866)
Present Value of Minimum Lease Payments                                   20,098
Current Portion                                                          (3,402)
Long-Term Portion                                                  $      16,696

        In 1993, the company purchased two vessels which had been operated under capital lease agreements. The purchase price of these vessels totaled $130.8 million, of which $110.1 million retired the related capital lease obligation. The company financed this transaction with cash and borrowings under its revolving credit agreement. At December 25, 1992, the capital lease obligation for these vessels of $110.1 million was recorded as Current Portion of Capital Lease Obligation. The excess of the purchase price over the capital lease obligation was added to the net book value of the vessels and will be depreciated over their remaining useful lives.

        Total rental expense for operating leases and short-term rentals was $289.5 million, $260.4 million and $243.1 million in 1993, 1992 and 1991, respectively.


NOTE 7. EMPLOYEE BENEFIT PLANS

Pension Plans
The company has defined benefit pension plans covering most of its employees, which generally call for benefits to be paid to eligible employees at retirement based on years of credited service and average monthly compensation during the five years of employment with the highest rate of pay. The company's general policy is to fund pension costs at no less than the statutory requirement. Certain plans are funded through a grantor trust. The investment in this trust at December 31, 1993 was $15.5 million and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

        The following table sets forth the pension plans' funded status and amounts recognized in the accompanying Consolidated Balance Sheet at December 31, 1993 and December 25, 1992:


                                                          1993                          1992
                                             Assets in        Accumulated   Assets in       Accumulated
                                             Excess of           Benefits   Excess of          Benefits
                                             Accumulated        in Excess   Accumulated       in Excess
(In thousands)                               Benefits           of Assets   Benefits          of Assets
Actuarial Present Value of:
   Vested Benefit Obligation                 $  (89,291)    $   (7,203)     $   (71,344)   $    (5,766)
   Accumulated Benefit Obligation              (100,054)        (8,251)     $   (80,210)   $    (4,904)
Actuarial Present Value of
   Projected Benefit Obligation              $ (142,636)    $  (11,834)     $  (115,715)   $    (9,027)
Plan Assets at Fair Value                        130,587            574          119,660            555
Funded Status                                   (12,049)       (11,260)            3,945        (8,472)
Unrecognized Net Loss                             21,226          1,501           10,294            274
Unrecognized Prior Service Cost                 (12,930)                        (14,490)
Unrecognized Transition
 (Asset) Obligation                             (11,381)            994         (12,568)            824
Net Pension Liability                        $  (15,134)    $   (8,765)     $   (12,819)   $    (7,374)

       The following assumptions were made in determining the company's net pension liability:


(Weighted Average of All Plans):                                 1993            1992              1991
Discount Rate                                                    7.1%             7.9%             7.9%
Rate of Increase in Compensation Levels                          5.2%             6.0%             5.9%
Expected Long-Term Rate of Return
 on Plan Assets                                                  8.2%             8.2%             8.2%

       Net pension cost related to the company's pension plans included the following components:


(In thousands)                                                   1993             1992             1991
Costs
 Service Cost                                             $     7,858      $    10,546     $     10,093
 Interest Cost on Projected
   Benefit Obligation                                          10,138            9,225            8,300
Total Costs                                                    17,996           19,771           18,393
Benefits
 Actual Return on Plan Assets                                (14,354)           (8,336)        (18,139)
 Net Amortization and Deferral                                  2,453           (2,172)           9,625
Total Benefits                                               (11,901)          (10,508)         (8,514)
Net Pension Cost                                          $     6,095      $     9,263     $     $9,879

        The company also participates in collectively bargained, multi-employer plans that provide pension and other benefits to certain union employees. The company contributed $5.2 million in 1993, $6.5 million in 1992 and $9.6 million in 1991 to such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked and are expensed as incurred.

Postretirement Benefits Other than Pensions
The company shares the cost of its health care benefits with the majority of its domestic shoreside retired employees. In 1991, the company adopted Statement of Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the company to recognize the cost of providing health care and other benefits to retirees over the term of employee service, which is a change from the company's previous method of recognizing these costs when incurred. The company recognized a one-time charge of $10.5 million, after taxes of $6.4 million, for the effect of this change in accounting on prior years.

         Postretirement  benefit  costs  recognized  under  SFAS  106   in   the
accompanying Consolidated Statement of Income for the years ended December 31, 1993 and December 25, 1992 were as follows:

(In thousands)                                                       1993              1992
Interest Cost                                                $      1,573       $     1,499
Service Cost                                                        1,033             1,369
Amortization of Gains                                               (117)              (53)
Total Postretirement Benefit Cost                            $      2,489       $     2,815

        The following table sets forth the postretirement benefit obligation recognized in the accompanying Consolidated Balance Sheet at December 31, 1993 and December 25, 1992:

(In thousands)                                                                1993         1992
Accumulated Postretirement Benefit Obligation
Retirees                                                                 $   8,445    $   7,174
Active Employees - Fully Eligible                                            2,611        3,020
Active Employees - Not Fully Eligible                                        8,680        6,830
Unrecognized Net Gain                                                    1,451        2,239
Unamortized Prior Service Cost                                               2,069        2,186
Total                                                                    $  23,256    $  21,449


        The expected cost of the company's postretirement benefits is assumed to increase at an annual rate of 12% in 1994. This rate is assumed to decline approximately 1% per year to 5% in the year 1999 and remain level thereafter. The health care cost trend rate assumption has a significant impact on the amounts reported. An increase in the rate of 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1993 by $3.5 million and the aggregate of the service and interest cost for 1993 by $0.6 million. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7%. The company has not funded the liability for these benefits.

Profit-Sharing Plans
The company has defined contribution profit-sharing plans covering certain non-union employees. Under the terms of these plans, the company has agreed to make matching contributions equal to those made by the participating employees up to a maximum of 6% of each employee's base salary. The company's total contributions to the plans for 1993, 1992 and 1991 were $6.0 million, $5.7 million and $5.1 million, respectively.


NOTE 8. REDEEMABLE PREFERRED STOCK

Shares of 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") are convertible into shares of the company's common stock at the rate of 2.641 shares of common stock for each share of Series C Preferred Stock, or a conversion price of $18.9325 per share of common stock. Holders of this stock have one vote for each share of common stock into which Series C Preferred Stock is convertible and have agreed to vote in accordance with the recommendations of the company's Board of Directors on certain matters. The holders of the Series C Preferred Stock also have a class vote with respect to mergers, recapitalizations, or other similar transactions which are not approved by a majority of the independent directors of the company.

        The Series C Preferred Stock is exchangeable at the option of the holder into shares of 9% Series D Convertible Preferred Stock, which have the same economic rights as the Series C Preferred Stock, but no voting rights except as required by law. The holders of the Series C Preferred Stock have agreed to certain transfer restrictions which do not apply to the Series D Preferred Stock. On or after July 31, 1995, the company may redeem shares of the Series C or Series D Preferred Stock outstanding, if any, and must redeem all such shares on January 31, 2001 at their stated value.

        The Series C Preferred Stock carries liquidation rights equal to the greater of 110% of the stated value per share, plus dividends accrued to the date of payment, or the current market value of the common stock into which the Series C Preferred Stock outstanding is convertible.


NOTE 9. STOCKHOLDERS' EQUITY

Common Stock
On December 3, 1993 the Board of Directors of the company authorized a two-for-one stock split effected in the form of a stock dividend payable January 28, 1994 to stockholders of record on December 31, 1993. On January 28, 1994, the Board of Directors declared a cash dividend of $0.10 per common share payable on February 28, 1994 to stockholders of record on February 15, 1994.

        On a post-split basis, the company repurchased 3,715,928 and 7,774,344 of its outstanding common stock in 1992 and 1991, respectively. The average per share cost of these repurchases were $20.94 and $10.38 in 1992 and 1991, respectively.

        The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital.

Earnings Per Common Share
For the periods presented, primary earnings per common share were computed by dividing net income, reduced by the amount of preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares consist of stock options granted. Fully diluted earnings per common share were computed based on the assumption that the Series C Preferred Stock was converted. The number of shares used in these computations was as follows:

Weighted Average Number of Common Shares Outstanding
(In millions)                                                             1993        1992         1991
Primary                                                                   27.7        29.4         31.4
Fully Diluted                                                             32.1        33.3         35.7

Stockholder Rights Plan
The company's stockholder rights agreement provides that rights become exercisable when a person acquires 20% or more of the company's common stock or announces a tender offer which would result in the ownership of 20% or more of the company's common stock, or if a person who has been declared "adverse" by the independent directors of the company exceeds a threshold stock ownership established by the Board, which may not be less than 10%. The rights will be attached to all common stock, Series C Preferred Stock and Series D Preferred Stock certificates at the rate of one right per common share and one right for each common share into which Series C and Series D Preferred Stock is convertible. Once exercisable, each right entitles its holder to purchase two one-hundredths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $130 per unit, subject to adjustment.

        Upon the occurrence of certain other events related to changes in the ownership of the company's outstanding common stock, each holder of a right would be entitled to purchase shares of the company's common stock or an acquiring corporation's common stock having a market value of two times the exercise value of the right. Rights that are, or were, beneficially owned by an acquiring or adverse person will be null and void. In addition, the Board of
Directors may, in certain circumstances, require the exchange of each outstanding right for common stock or other consideration with a value equal to the exercise price of the rights. The company has reserved 500,000 shares of preferred stock for issuance pursuant to the exercise of the rights in the future. The rights expire November 29, 1998 and, subject to certain conditions, may be redeemed by the Board of Directors at any time at a price of $0.025 per right.

Stock Incentive Plans
On July 27, 1993, the Compensation Committee of the Board of Directors approved stock option grants under the company's 1989 Stock Incentive Plan (the "Plan") for 1,878,192 shares of the company's common stock to 384 key employees of the company. The options have an exercise price of $22.38 per share, a 10-year term and vest over a two- to nine-year period based upon the achievement of stock price appreciation targets. The percentage of the options that vest during specified time periods will depend on the amount of stock price appreciation in those time periods. After five years, the options will vest as to 60% of the covered shares if not otherwise vested, and after nine years, the options will vest as to the remaining 40% if not otherwise vested. These option grants are expected to be part of a two-part program replacing annual stock option grants for five years. To complete the program, the company intends to request stockholder approval at its 1994 Annual Meeting of Stockholders for an increase in the number of shares reserved under the Stock Incentive Plan to provide shares for a second grant of approximately 1,252,108 options with similar vesting conditions, and certain other grants.

        Previous stock option grants under the Plan become exercisable in three to four equal annual installments commencing one year after grant. The Plan also provides for awards of restricted shares of common stock and stock units to officers and other key employees. Recipients of restricted shares must pay the par value of $0.01 for each restricted share of common stock received. Restricted shares are not transferable until vested, but the recipient enjoys full voting and dividend rights. Vesting ordinarily occurs in five unequal annual installments increasing from 10 percent in the first year to 30 percent in the fifth year. The liability for these awards is based upon the market value of the shares at the date of award and is included in Stockholders' Equity.

        The 1992 Directors Stock Option Plan provides for the granting of options to purchase shares of common stock to non-employee members of the company's Board of Directors. The aggregate number of options which may be granted under this plan is 200,000. Options become exercisable in three equal installments on the first three anniversaries of the date of grant.

       The following is a summary of the transactions in the plans during 1993:



                                                               Stock Options  Restricted Shares
                                                                 Average
                                                  Shares           Price
Outstanding at December 25, 1992               2,637,166     $    12.04              210,900
Granted                                        2,423,692          21.78
Exercised                                      (833,834)          11.54
Vested                                                                              (128,700)
Canceled                                        (50,994)          16.09
Outstanding at December 31, 1993               4,176,030     $    17.80               82,200
Exercisable at December 31, 1993                 925,690     $    11.37
Exercised in 1992                                412,926     $    11.07
Exercised in 1991                                525,214     $    10.93

At December 31, 1993, a total of 164,392 shares were available for future grants of stock options, restricted shares and stock units under these plans.


NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments
In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. A payment of $52 million was made to the shipyards in 1993. The remaining payments are due in two 5% installments in 1994 and 80% upon delivery of the vessels, which is scheduled for 1995. The company has obtained commitments from European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semi-annual installments over a 12 year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining cost of these vessels would be financed with the company's public debt and cash from operations.

        In connection with the construction and purchase of the ships from Howaldtswerke-Deutsche Werft AG, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the German-built vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At December 31, 1993, the company had contracts to purchase $241.5 million in Deutsche marks. At December 31, 1993, the carrying value of such contracts was an asset of $2.3 million and the fair market value, based on quoted market prices of comparable instruments, was a liability of $2.0 million. The value of the contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates in 1994 and 1995.

        In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated project cost for construction of these vessels is $195 million. A payment of $18 million was made to the shipyard in 1993. The remaining payments are due in two 10% installments in 1995 and 70% upon delivery of the vessels. The project will be financed by funds from the recent debt offerings and internally generated cash flows.

       At December 31, 1993, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $56.4 million. In addition, the company had commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years and the amount of the commitments under these contracts is based upon the actual services performed. Also, the company had letters of credit totaling $10.4 million outstanding, which guarantee the company's performance under certain of its commitments.

        The company has entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of construction. The minimum annual rent expense under the new lease is estimated to be between $22 million and $26 million, depending upon the final scope of development. The annual rent for the company's current 129-acre terminal in Los Angeles was approximately $18.5 million in 1993. The company has agreed to purchase at least six gantry cranes and certain intermodal handling equipment for use at the new Los Angeles terminal, the cost of which is not known at this time.

        The company also is negotiating with the Port of Seattle for the improvement and expansion of its existing terminal facility. Under the proposed plan, the facility would be expanded from 83 acres to approximately 160 acres by 1997 and the lease term would be 30 years from completion. The lease for the existing facility expires in 2015.

        Since 1991, the company and Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings until 1996. In February 1994, the company and OOCL reached agreements to extend the term of the agreements through 2005 and to explore certain other opportunities, including the addition of an Asia to Europe service route. The new contracts are subject to certain conditions, including U.S. government approval. Currently, each party is guaranteed vessel space and buys extra space as needed. Starting in December 1993, the company was required to increase the vessel space it purchases from OOCL and will compensate OOCL for this additional space at a rate currently calculated at $6.6 million per year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the C11s in 1995.

        The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $15 million at December 31, 1993.

Contingencies
The company is a party to various legal proceedings, claims and assessments arising in the course of its business activities, none of which in management's opinion is expected to have a material adverse impact on its consolidated financial position or operations.

NOTE 11. BUSINESS SEGMENT INFORMATION

The company provides container transportation services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation. In addition, the company has real estate holdings which are being developed and sold.

(In millions)                                                  1993                1992              1991
Revenues
Transportation                                            $   2,578.2      $   2,505.2     $      2,431.9
Real Estate                                                      16.0              6.0               16.8
Total                                                     $   2,594.2      $   2,511.2     $      2,448.7
Operating Income
Transportation                                            $     122.9      $     136.7     $        131.2
Real Estate                                                      10.0              3.4               11.6
Total                                                     $     132.9      $     140.1     $        142.8

Identifiable Assets
Transportation                                            $   1,442.0      $   1,417.4     $      1,513.9
Real Estate                                                      12.4             18.2               27.3
Total                                                     $   1,454.4      $   1,435.6     $      1,541.2

        Depreciation expense and capital expenditures were related only to transportation operations in 1993, 1992 and 1991.

       The following table shows the percentage of ocean transportation revenues by country:


                                   1993                      1992                      1991
                         Origin      Destination    Origin      Destination     Origin      Destination
United States            27%            44%           30%           44%         33%           44%
Hong Kong                 12              4            12             5          10             4
Japan                     10             12            11            11          11            11
Taiwan                     9              4            10             3          10             4
People's Republic
 of China                  8              1             6             2           6             2
India                      5              3             5             2           4             2
Korea                      5              2             4             3           4             4
Indonesia                  4              1             3             1           3             1
Pakistan                   4              2             4             2           3             1
Philippines                4              2             3             3           4             3
Thailand                   4              2             3             2           3             1
Other                      8             23             9            22           9            23

Operating income, net income and identifiable assets cannot be allocated on a geographic basis due to the nature of the company's business.


NOTE 12. QUARTERLY RESULTS (Unaudited)

(In millions, except per share amounts)

                                               1993                                 1992
Quarter                      December September     June    April  December September    June     April
Ended                              31       17        25        2        25       18       26         3
Revenues                      $ 761.8   $621.8   $ 581.8  $ 628.8   $ 671.2  $ 592.7  $ 585.3   $ 662.0
Operating Income                 32.0     49.3      27.9     23.7      19.8     44.0     39.9      36.4
Income Before Taxes              31.1     46.4      33.7     19.3      12.9     37.9     42.2      28.7
Income Before
 Cumulative Effect of
 Accounting Change               21.2     25.5      21.3     12.1      10.6     23.5     26.2      17.8
Cumulative Effect on
 Prior Years from Change in
 Accounting for
   Revenues and Expenses (1)                                                                       (21.6)
Net Income (Loss)             $  21.2   $ 25.5   $  21.3  $  12.1   $  10.6  $  23.5  $  26.2     $ (3.8)
Earnings (Loss)
 Per Common Share
Primary
 Before Cumulative Effect of
   Accounting Change          $  0.69   $ 0.86   $  0.71  $  0.39   $  0.32  $  0.75  $  0.81     $  0.53
 Cumulative Effect of
     Accounting Change                                                                             (0.71)
Primary Earnings (Loss)
 Per Common Share             $  0.69   $ 0.86   $  0.71  $  0.39   $  0.32  $  0.75  $  0.81     $(0.18)
Fully Diluted
 Before Cumulative Effect of
   Accounting Change          $  0.66   $ 0.80   $  0.67  $  0.38   $  0.32  $  0.71  $  0.77     $  0.53
 Cumulative Effect of
     Accounting Change                                                                             (0.71)
Fully Diluted
 Earnings (Loss)
 Per Common Share             $  0.66   $ 0.80   $  0.67  $  0.38   $  0.32  $  0.71  $  0.77     $(0.18)
Cash Dividends
 Per Common Share             $ 0.075   $0.075   $ 0.075  $ 0.075   $ 0.075  $ 0.075  $  0.075    $ 0.075
Market Price
 Per Common Share
High                          $30       $28 1/2  $27 3/4  $24 3/8   $21 1/4  $23 1/2  $23 7/8     $21 5/8
Low                            23        22 3/8   23 3/8    19       18 3/4   19 5/8    16       15 1/8

1) In 1992, the company changed its method of revenue and expense recognition to a percentage of completion method for revenue, and expenses as incurred from recording revenue and variable expenses when cargo was loaded. The cumulative effect of this change on prior years was recognized as a one-time charge at the beginning of the year.

                        SCHEDULE II. AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                                 OTHER THAN RELATED PARTIES



______________________________________________________________________________________________
                Balance at                                                 Balance at End
Name of          Beginning                                  Written         of Period
Debtor           of Period     Additions     Collected        Off        Current    Noncurrent
______________________________________________________________________________________________

Year Ended
 December 31, 1993

F. Masi              $40,000                     ($20,000)               $20,000

Year Ended
 December 25, 1992

J. Burgess           $ 8,610                      ($8,610)
F. Masi              $60,000                     ($20,000)               $20,000         $20,000
A. Reimers          $144,500                    ($144,500)

Year Ended
 December 27, 1991

J. Burgess(1)        $28,610                     ($20,000)                $8,610
J. Dunkel(2)         $80,000                     ($80,000)
F. Masi(3)           $70,000                     ($10,000)               $20,000         $40,000
J. McKeon(4)        $111,250                     ($59,565)    ($51,685)
A. Reimers(5)       $150,000                      ($5,500)               $30,000        $114,500




        The company makes loans represented by promissory notes to certain employees primarily for the purpose of assisting in the employee's relocation. Generally, these notes are due in five annual installments. In 1990 and 1991 certain notes were amended to extend the payment of the unpaid current portion to one year after the end of the original term of the note.

(1)  Interest at 8.5%, unsecured.
(2)  Interest at 11%, unsecured, repaid in 1991.
(3)  Interest at 10%, unsecured, due through July 1994.
(4) Interest at 11.5%, unsecured, written-off in 1991 after employment with the company was terminated.
(5) Interest at 11%, unsecured, repaid in 1992 after employment with the company was terminated.

           SCHEDULE III. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    (PARENT COMPANY)


INCOME STATEMENT
_______________________________________________________________________________________________
Year Ended                                       December 31     December 25        December 27
(In thousands)                                          1993            1992               1991
_______________________________________________________________________________________________
Revenues from Management Fee                    $     16,363     $    30,629        $    33,528
_______________________________________________________________________________________________
  General and Administrative Expenses                 32,094          30,119             25,536
_______________________________________________________________________________________________
  Operating Income (Loss)                           (15,731)             510              7,992
_______________________________________________________________________________________________
Other Income (Expense)
  Interest Income                                     22,276           7,163             19,199
  Interest Expense                                  (15,479)        (15,764)           (26,649)  Gain on Sale of Investment
8,934                                                  8,091
_______________________________________________________________________________________________
  Total Other Income (Expense)                        15,731           (510)            (7,450)
_______________________________________________________________________________________________
Income Before Taxes and Equity in
  Income of Subsidiaries                                   0               0                542
Tax Expense                                            1,499           1,553                314
_______________________________________________________________________________________________
Income (Loss) Before Equity in
  Income of Subsidiaries                             (1,499)         (1,553)                228
Equity in Income of
  Subsidiaries                                        81,608          79,569             65,910
________________________________________________________________________________________________
Income Before Cumulative
  Effect of Accounting Changes                        80,109          78,016             66,138
Cumulative Effect on Prior Years
  of Changing the Accounting for
  Revenue and Expenses(1)                                           (21,565)
  Postretirement Benefits(2)                                                           (10,480)
________________________________________________________________________________________________
Net Income                                      $     80,109     $    56,451        $    55,658
________________________________________________________________________________________________
________________________________________________________________________________________________


BALANCE SHEET
__________________________________________________________________________________
                                                 December 31           December 25
(In thousands)                                          1993                  1992
__________________________________________________________________________________
Assets
 Cash and Cash Equivalents                       $    95,300            $      893
 Other Current Assets                                  2,590                   232
 Long-Term Assets                                     21,360                23,116
 Investment in Subsidiaries                          683,125               609,789
 Notes Receivable from Subsidiaries                  193,411                74,053
__________________________________________________________________________________
                                                 $   995,786            $  708,083
__________________________________________________________________________________
__________________________________________________________________________________
Liabilities, Redeemable Preferred Stock
 and Stockholders' Equity
 Current Liabilities                             $    20,417            $   33,141
 Advances from Subsidiaries                          228,140                65,393
 Other Long-Term Liabilities                          48,861                42,821
 Notes Payable                                       147,915                94,500
 Redeemable Preferred Stock                           75,000                75,000
 Stockholders' Equity (3)                            475,453               397,228
__________________________________________________________________________________
                                                 $   995,786            $  708,083
__________________________________________________________________________________
__________________________________________________________________________________

          SCHEDULE III. CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (PARENT COMPANY), continued

STATEMENT OF CASH FLOWS
_________________________________________________________________________________________________
Year Ended                                              December 31    December 25    December 27
(In thousands)                                                 1993           1992           1991
_________________________________________________________________________________________________
Cash Flows from Operating Activities
Net Income                                              $    80,109    $    56,451    $    55,658
Adjustments to Reconcile Net Income to
 Net Cash Provided by (Used in) Operating
 Activities:
  Net Income of Subsidiaries                               (81,608)       (79,569)       (65,910)
  Change in Other Current Assets                            (2,358)            522          2,331
  Change in Current Liabilities                             (6,603)         10,686        (3,094)
  Change in Liabilities due to
    Restructuring Charge                                    (6,121)        (7,815)        (8,367)
  Change in Other Assets and Liabilities                      6,040          5,874         36,823
__________________________________________________________________________________________________
Net Cash Provided by (Used in)
    Operating Activities                                   (10,541)       (13,851)         17,441
__________________________________________________________________________________________________
Cash Flows from Investing Activities
Dividends from Subsidiaries                                   4,137          6,363         26,803
Purchase of Short-Term Investments                                        (64,905)       (46,750)
Proceeds from Sales of Short-Term Investments                          101,655         10,000
Change in Notes Receivable from Subsidiaries              (119,358)       (59,653)        117,272
Change in Advances to/from Subsidiaries                     162,747         88,362       (21,589)
Other                                                         5,891        (2,880)        (1,643)
__________________________________________________________________________________________________
Net Cash Provided by Investing Activities                    53,417         68,942         84,093
__________________________________________________________________________________________________
Cash Flows from Financing Activities
Repurchase of Common Stock                                                (77,829)       (80,621)
Issuance of Debt                                            663,379                        50,000
Repayments of Debt                                        (609,964)                      (50,000)
Dividends Paid                                             (14,725)       (15,271)       (16,069)
Other                                                        12,841          7,551          7,890
__________________________________________________________________________________________________
Net Cash Provided by (Used in) Financing                     51,531       (85,549)       (88,800)
  Activities
__________________________________________________________________________________________________
Net Increase (Decrease) in Cash and
  Cash Equivalents                                           94,407       (30,458)         12,734
__________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Year                  893        31,351          18,617
__________________________________________________________________________________________________
Cash and Cash Equivalents at End of Year              $      95,300    $      893       $  31,351
__________________________________________________________________________________________________
__________________________________________________________________________________________________

All material intercompany transactions and account balances are eliminated in consolidation.

(1)The accounting change for Revenue and Expenses is described in Note 1 to the consolidated financial statements.
(2)The accounting change for Postretirement Benefits is described in Note 7 to the consolidated financial statements.
(3)For an analysis of Stockholders' Equity, see Consolidated Statement of Changes in Stockholders' Equity and Note 9 to the consolidated financial statements.

                    SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT


(In thousands)


Description                              Balance at        Additions        Retirements,       Balance at
                                           Beginning          at Cost          Sales and      End of Year
                                             of Year                               Other


1993

Ships                                  $     705,009    $      22,169      $    (50,324)   $      676,854
Containers, Chassis and Rail Cars            735,223           41,078           (25,744)          750,557
Leasehold Improvements and Other             230,939           22,789           (4,092)           249,636
Construction In Progress                                       74,138                              74,138
                                       $   1,671,171    $     160,174      $    (80,160)   $    1,751,185

1992

Ships                                  $     687,212    $      17,797                      $      705,009
Containers, Chassis and Rail Cars            710,841           31,143      $      (6,761)         735,223
Leasehold Improvements and Other             217,256           16,727             (3,044)         230,939
                                       $   1,615,309    $      65,667      $      (9,805)   $   1,671,171


1991

Ships                                  $     682,558    $       4,655      $          (1)   $     687,212
Containers, Chassis and Rail Cars            712,767              786             (2,712)         710,841
Leasehold Improvements and Other             218,487           15,031            (16,262)         217,256
                                       $   1,613,812    $      20,472      $     (18,975)   $   1,615,309


            SCHEDULE VI. ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT


(In thousands)



Description                              Balance at        Additions        Retirements,       Balance at
                                           Beginning          Charged          Sales and      End of Year
                                             of Year       To Expense              Other


1993

Ships                                  $     294,115    $      31,724      $    (48,901)   $      276,938
Containers, Chassis and Rail Cars            359,151           48,844           (24,509)          383,486
Leasehold Improvements and Other             140,874           27,643            (3,938)          164,579
                                       $     794,140    $     108,211      $    (77,348)   $      825,003

1992

Ships                                  $     263,280    $      30,835                      $      294,115
Containers, Chassis and Rail Cars            316,991           47,403      $     (5,243)          359,151
Leasehold Improvements and Other             115,896           27,912            (2,934)          140,874
                                       $     696,167    $     106,150      $     (8,177)   $      794,140


1991

Ships                                  $     233,118    $      30,162                      $      263,280
Containers, Chassis and Rail Cars            271,573           47,540      $      (2,122)         316,991
Leasehold Improvements and Other             103,157           27,984            (15,245)         115,896
                                       $     607,848    $     105,686      $     (17,367)   $     696,167

                          SCHEDULE IX. SHORT-TERM BORROWINGS




                                              Maximum          Average          Weighted
Category of                    Weighted       Amount           Amount           Average
Aggregate        Balance       Average        Outstanding      Outstanding      Interest Rate
Short-Term       at end of     Interest       During the       During the       During the
Borrowings       Period        Rate           Period           Period(1)        Period (2)
_____________________________________________________________________________________________


Year Ended December 31, 1993


Bank Borrowings(3)      $0         N/A           $37,816,011      $6,330,881         4.11%


There were no short-term borrowings in 1992.


Year Ended December 27, 1991


Line of Credit(4)       $0         N/A           $50,000,000      $7,200,000         8.00%



(1) The average amount outstanding was calculated based on an average daily balance.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

(3) These borrowings were made from various banks at prevailing interest rates.

(4) This borrowing was made under the company's previous $100 million revolving credit agreement.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                             PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information with respect to Directors and certain executive officers of the company appearing under the caption "Election of Directors - Information With Respect to Nominees and Directors" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1994 is hereby incorporated herein by reference.

The following sets forth certain information with respect to the remaining executive officers of the company:

Maryellen B. Cattani, age 50, elected Senior Vice President, General Counsel and Secretary of the company in July 1991. Prior to joining the company, she was a partner in the law firm of Morrison & Foerster from 1989 to 1991 and Senior Vice President, General Counsel and Secretary of Transamerica Corporation from 1983 to 1989.

James S. Marston, age 60, elected Senior Vice President and Chief Information Officer of the company in September 1987, served as Vice President and then President of AMR Corporation-Technical Training Division from June 1982 to June 1986 and from June 1986 to September 1987, respectively.

William J. Stuebgen, age 46, elected Vice President, Controller of the company in October 1990. Prior to that, he served as Vice President, Treasurer of the company from October 1988 to September 1990 and Vice President, Controller from April 1987 to March 1989.

The executive officers of the company are elected by the Board of Directors. Each officer holds office until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation, retirement or removal by the Board.


ITEM 11.   EXECUTIVE COMPENSATION

        The information appearing under the caption "Compensation of Executive Officers and Directors" and "Description of Plans" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1994, is hereby incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing under the captions "Election of Directors-Stock Ownership of Directors and Officers" and "Certain Beneficial Ownership of Securities" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1994, is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the captions "Compensation of Executive Officers and Directors -- Employment Agreements and Certain Transactions" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 28, 1994, is hereby incorporated herein by reference.

                                             PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report:

   1. Financial Statements and Schedules


   The following report of independent public accountants, consolidated financial statements and notes to the consolidated financial statements of American President Companies, Ltd. and subsidiaries are contained in Part II, Item 8:

   a.  Report of Independent Public Accountants
   b.  Consolidated Statement of Income
   c.  Consolidated Balance Sheet
   d.  Consolidated Statement of Cash Flows
   e.  Consolidated Statement of Changes in Stockholders' Equity
   f.  Notes to Consolidated Financial Statements

   2. The following schedules are contained in Part II, Item 8:

   a. Schedule II - Amounts Receivable from Related Parties and
       Underwriters, Promoters and Employees Other than Related Parties
   b. Schedule III - Condensed Financial Information of Registrant (Parent Company)
   c. Schedule V - Property, Plant and Equipment
   d. Schedule VI - Accumulated Depreciation and Amortization of
       Property, Plant and Equipment
   e.  Schedule IX - Short-Term Borrowings

   3.  Exhibits required by Item 601 of Regulation S-K

       The following documents are exhibits to this Form 10-K

Exhibit No.           Description of Document
______________________________________________________________________________

3.1* Certificate of Incorporation, filed as Exhibit 3.1 to the company's Form SE (File No. 1-8544), dated May 14, 1985.

3.2*     Certificate  of  Amendment of Certificate of  Incorporation,  filed  as
         Exhibit 3.1 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

3.3* By-Laws, as amended, filed as Exhibit 3.1 to the company's Form SE (File No. 1-8544), dated March 27, 1991 and electronically filed as
         Exhibit 3.1 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

3.4* Amendment to the By-laws dated June 25, 1993 filed as Exhibit 3.2 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

4.1* Amended and Restated Rights Agreement dated October 22, 1991, between the company and The First National Bank of Boston, as Rights Agent, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated October 22, 1991.

4.2* Trust Indenture between American President Lines, Ltd., Issuer, and Security Pacific National Bank, Trustee, dated as of April 22, 1988, President Truman Issue, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

4.3* Forms of Series I and Series II Bonds, filed as part of Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

4.4* Certificate of Designation, Preferences, and Rights of the 9% Series C Cumulative Convertible Preferred Stock, filed with the Delaware Secretary of State on September 20, 1988, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated September 21, 1988.

4.5* Specimen Certificate of the company's 9% Series C Cumulative Convertible Preferred Stock, par value $.01 per share, filed as
         Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

4.6* Preferred Stock Purchase Agreement among the company, Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International (BVI), and APC Partners; dated as of August 3, 1988, and amendments 1 through 3, dated September, 1988 (without exhibits), filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated February 17, 1989.

4.7* Amendment of Preferred Stock Purchase Agreement among the company, Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International (BVI), and APC Partners; dated March 15, 1989, filed as Exhibit 4.2 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

4.8* Registration Rights Agreement, among the company, Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International
         (BVI), and APC Partners; dated as of August 3, 1988, as amended (without exhibits), filed as Exhibit 4.2 to the company's Form SE (File No. 1-8544), dated February 17, 1989.

4.9* Refunding Revenue Bonds Loan Agreement, dated October 1, 1989, by and between American President Lines, Ltd. and Alaska Industrial Development and Export Authority, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

4.10* Trust Indenture between Alaska Industrial Development and Export Authority, Issuer, and Security Pacific National Bank, Trustee, dated October 1, 1989, to the Refunding Revenue Bonds, Series 1989, filed as
         Exhibit 4.2 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

4.11* Refunding Revenue Bonds Guaranty Agreement by and between the company and Security Pacific National Bank and Alaska Industrial Development and Export Authority, filed as Exhibit 4.3 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

4.12* Specimen Certificate of the company's Refunding Revenue Bonds, Series 1989, filed as Exhibit 4.4 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

4.13* Refunding Revenue Bonds Loan Agreement between American President Lines, Ltd. and Alaska Industrial Development and Export Authority dated October 1, 1991, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

4.14* Trust Indenture between Alaska Industrial Development and Export Authority, Issuer, and Security Pacific National Bank, Trustee, dated October 1, 1991, to the Refunding Revenue Bonds Series 1991, filed as
         Exhibit 4.2 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

4.15* Irrevocable Direct Pay Letter of Credit and Reimbursement Agreement between American President Lines, Ltd., American President Companies, Ltd. and The Industrial Bank of Japan, Limited, dated October 3, 1991, filed as Exhibit 4.3 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

4.16* Certificate of Elimination with Respect to the $3.50 Series B Convertible Exchangeable Preferred Stock of American President Companies, Ltd., dated June 22, 1992, filed as Exhibit 4.1 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

4.17* Certificate of Designation, Preferences and Rights of the 9% Series D Convertible Preferred Stock of American President Companies, Ltd., dated June 29, 1992, filed as Exhibit 4.2 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

4.18* Indenture, dated as of November 1, 1993, between American President Companies, Ltd. and The First National Bank of Boston as Trustee, filed as Exhibit 4.1 to the company's Form 8K (File No. 1-8544) dated November 29, 1993.

4.19* Form of 7-1/8% Senior Note Due 2003 of American President Companies, Ltd., filed as Exhibit 4.2 to the company's Form 8K (File No. 1-8544) dated November 29, 1993.

4.20     Form  of 8% Senior Debentures Due 2024 of American President Companies,
         Ltd.

10.1* Operating-Differential Subsidy Agreement (No. MA/MSB-417), effective as of January 1, 1978, between the United States and American
         President Lines, Ltd., and Addenda Nos. 1 through 79 thereto, excluding Nos. 16, 52, 56, 67, 72, 73, 76 and 77, filed as Exhibit
         10.1 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.2* Capital Construction Fund Agreement (No. MA/CCF-306), dated as of December 8, 1976, between the United States and American President Lines, Ltd., and Addenda Nos. 1 through 15 thereto, excluding No. 10, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.3* Sealift Readiness Agreement (No. SRP 10-83), dated January 1, 1991, between the Department of the Navy, Military Sealift Command, and American President Lines, Ltd., filed as Exhibit 10.4 to the company's Registration Statement on Form 10 (File No. 1-8544), which became effective on September 1, 1983.

10.4* Lease Agreement, dated June 1, 1988, between Monsanto Company and American President Intermodal Company, Ltd., filed as Exhibit 10.14 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

10.5* Lease Agreement, dated June 1, 1988, between Consolidated Rail Corporation and American President Intermodal Company, Ltd., filed as
         Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

10.6* Lease and Preferential Assignment Agreement dated January 6, 1971, and First Supplemental Agreement dated February 24, 1971, between the City of Oakland and Seatrain Terminals of California, Inc., filed as
         Exhibit 10.32 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.7* Second Supplemental Agreement to Lease and Preferential Assignment Agreement, dated May 3, 1988, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

10.8* Preferential Assignment dated February 23, 1972, between the City of Oakland and Seatrain Terminals of California, Inc., filed as Exhibit
         10.33 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.9*    Assignment,  Designation of Secondary Use and Consent,  dated  December
         11, 1974, among Seatrain Terminals of California, Inc., American President Lines, Ltd., the City of Oakland and Seatrain Lines, Inc., filed as Exhibit 10.34 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.10* Acknowledgment of Termination of Consent to Secondary Use and Sublease and Assumption of Entire Combined Premises and Cranes dated December 18, 1981, between the City of Oakland and American President Lines, Ltd., filed as Exhibit 10.35 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.11* Supplemental Agreement dated July 6, 1982, between the City of Oakland and American President Lines, Ltd., filed as Exhibit 10.36 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.12* Permit No. 441, dated November 26, 1980, Second Amendment to Permit No. 441, dated February 7, 1983, and Third Amendment to Permit No. 441, dated May 10, 1984, between the City of Los Angeles and American President Lines, Ltd., filed as Exhibit 10.37 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.13* Fourth Amendment to Permit No. 441, dated as of October 29, 1986 between the City of Los Angeles and American President Lines, Ltd., filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.14*   Financing  and  Security  Agreement,  dated  March  27,  1984,  between
         American President Lines, Ltd. and the City of Los Angeles, California, filed as Exhibit 10.38 to the company's Registration Statement on Form S-1, Registration No. 2-93718, which became effective on November 1, 1984.

10.15* Lease, dated July 31, 1972, Lease Agreement, dated September 1, 1980, Memorandum, dated September 1, 1980, and two letters dated July 3, 1981 and July 14, 1981, respectively, between Hanshin Port Development Authority and American President Lines, Ltd., filed as Exhibit 10.39 to the company's Registration Statement on Form S-1, Registration No. 2-93718, which became effective on November 1, 1984.

10.16* Pre-engagement Agreement for Lease dated March 17, 1983, Supplemental Agreement dated March 17, 1983 and form of Wharf Lease Agreement between Yokohama Port Terminal Corporation and American President Lines, Ltd., filed as Exhibit 10.41 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.17* Lease Contract of Wharfs Nos. 68 & 69 of Container Terminal No. 3 Kaohsiung Harbor, Taiwan, Republic of China, dated December 31, 1987 and Equipment Agreement between the Kaohsiung Harbor Bureau and APL, dated December 31, 1987, filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.18* Lease dated April 28, 1978, Memorandum of Understanding, Addendum to Lease dated May 9, 1978, Addendum No. 2 to Lease dated July 28, 1978, and Addendum No. 3 to Lease dated March 27, 1984, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.44 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.19* Addendum No. 4 dated April 19, 1985 to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated December 12, 1985.

10.20* Addendum No. 5 dated July 25, 1986 to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.21* Addendum No. 6, dated May 1, 1988, to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.13 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

10.22* Lease Agreement between Port of Seattle and American President Lines, Ltd. at Terminal 5 dated September 26, 1985, filed as Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated December 12, 1985.

10.23* Lease Agreement between the company and Bramalea Pacific, Inc. dated April 18, 1988, and Amendments 1 through 5, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 27, 1991.

10.24*   Deferred  Compensation  Plan For Directors of  the  company,  filed  as
         Exhibit 10.49 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.25*   Executive Survivors' Benefits Plan, dated November 29, 1988,  filed  as
         Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.26* 1989 Stock Incentive Plan of the company, filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

10.27*   Amendment  to  1989  Stock  Incentive Plan of  the  company,  filed  as
         Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated October 31, 1990.

10.28* Credit agreements dated as of February 12, 1987, between American President Lines, Ltd. and Kreditanstalt Fuer Wiederaufbau, filed as
         Exhibit 10.9 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.29*   Guarantees  dated as of February 12, 1987, by the company in  favor  of
         Kreditanstalt  Fuer  Wiederaufbau,  filed  as  Exhibit  10.10  to   the
         company's Form SE (File No. 1-8544), dated March 23, 1987.

10.30*   1988  Deferred  Compensation Plan dated November  29,  1988,  filed  as
         Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated February 17, 1989.

10.31* Grantor Trust Agreement with U.S. Trust Company of California, N.A., effective April 10, 1989, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

10.32* Employment Agreement as amended, dated January 29, 1991 between the company and John M. Lillie, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

10.33* Employment Agreement, dated March 4, 1991 between Will M. Storey and the company, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

10.34* Employment Agreement, dated July 30, 1991 between Joji Hayashi and the company, filed as Exhibit 10.1 to the company's Form SE (File No. 1-
         8544), dated October 22, 1991.

10.35* Employment Agreement, dated July 30, 1991 between James S. Marston and the company, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated October 22, 1991.

10.36* Employment Agreement, dated July 30, 1991 between Timothy J. Rhein and the company, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated October 22, 1991.

10.37* Agreement dated May 6, 1991 between the company and Richard L. Tavrow, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.38* Form of Indemnity Agreement dated March 11, 1988 between the company and W. B. Seaton, Charles S. Arledge, John H. Barr, Calvin S. Hatch,
         J.  Hayashi, Forrest N. Shumway and Barry L. Williams, filed as Exhibit
         10.3  to  the  company's Form SE (File No. 1-8544), dated February  17,
         1989.

10.39* Form of Indemnity Agreements dated April 25, 1991 between the company and F. Warren Hellman, John M. Lillie, Timothy J. Rhein, Will M.
         Storey, filed as Exhibits 10.3 through 10.6 to the company's Form SE (File No. 1-8544), dated May 8, 1991.

10.40* Trans-Pacific Stabilization Agreement, a Cooperative Working Agreement among Ocean Common Carriers, including American President Lines, Ltd., signed November 22, 1988, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

10.41* Assignment Agreement from United States Lines, Inc. to American President Lines, Ltd. with attached supplements, dated September 16, 1987, filed as Exhibit 10.8 to the company's Form SE (File No. 1-
         8544), dated March 14, 1990.

10.42* Receivables Purchase Agreement, dated August 29, 1991 between American President Domestic Company, Ltd. and J.P. Morgan Delaware, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Barclays Bank PLC, Citibank, N.A., The First National Bank of Boston, The First National Bank of Chicago, Security Pacific National Bank and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.04 to the company's Form SE (File No. 1-
         8544), dated October 22, 1991.

10.43* Receivables Purchase Agreement, dated August 29, 1991 between American President Lines, Ltd. and J.P. Morgan Delaware, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Barclays Bank PLC, Citibank, N.A., The First National Bank of Boston, The First National Bank of Chicago, Security Pacific National Bank and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.05 to the company's Form SE (File No. 1-8544), dated October 22, 1991.

10.44* Master Slot Charter Agreement between American President Lines, Ltd. and Orient Overseas Container Line Inc. dated July 24, 1991, filed as
         Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.45* Reciprocal Slot Exchange and Coordinated Sailing Agreement between American President Lines, Ltd. and Orient Overseas Container Line Inc. dated July 24, 1991, filed as Exhibit 10.6 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.46* Agreement dated January 2, 1992 between the company and W.B. Seaton, filed as Exhibit 10.01 to the company's Form SE (File No. 1-8544), dated May 5, 1992.

10.47* Amendment No. 1, dated March 17, 1992, to the Receivables Purchase Agreement between APL Land Transport Services, Inc. and the Purchasers, J.P. Morgan Delaware and Morgan Guaranty Trust Company of New York, as agents, filed as Exhibit 10.02 to the company's Form SE (File No. 1-8544), dated May 5, 1992.

10.48* Amendment No. 1, dated March 17, 1992, to the Receivables Purchase Agreement, between American President Lines, Ltd. and the Purchasers, J.P. Morgan Delaware, Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.03 to the company's Form SE (File No. 1-
         8544), dated May 5, 1992.

10.49* Amended and Restated Credit Agreement and APC Subordination Agreement, dated March 17, 1992 among American President Lines, Ltd., borrower, American President Companies, Ltd., guarantor, and J.P. Morgan Delaware, Morgan Guaranty Trust Company of New York, Bank of America National Trust and Savings Association, Barclays Bank PLC, Citibank, N.A., The First National Bank of Boston, The First National Bank of Chicago, Security Pacific National Bank and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.05 to the company's Form SE (File No. 1-8544), dated May 5, 1992.

10.50*   1992  Directors'  Stock Option Plan, dated March  17,  1992,  filed  as
         Exhibit 10.06 to the company's Form SE (File No. 1-8544), dated May 5, 1992.

10.51* Amendment No. 1 dated May 5, 1992 to the Amended and Restated Credit Agreement dated March 17, 1992 among American President Lines, Ltd., borrower, American President Companies, Ltd., guarantor, and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.01 to the company's Form SE (File No. 1-8544), dated July 28, 1992.

10.52* Amended and Restated Retirement Plan for the Directors of American President Companies, Ltd., dated September 15, 1992, filed as Exhibit
         10.01  to  the company's Form SE (File No. 1-8544), dated  October  20,
         1992.

10.53* Amendment No. 1 dated July 28, 1992 to the Employment Agreement as amended, between the company and John M. Lillie, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.54* Amendment No. 2 dated January 26, 1992 to the Employment Agreement as amended, between the company and John M. Lillie, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.55* Amendment No. 1 to the 1988 Deferred Compensation Plan, effective January 1, 1992, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.56* Addenda Nos. 16 and 17 to the Capital Construction Fund Agreement (No. MA/CCF-306), dated as of December 8, 1976, between the United States and American President Lines, Ltd., filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.57* Vessel Sale Agreement for the President Lincoln, dated October 30, 1992 among American President Lines, Ltd., the Purchaser, and Xerox Credit Corporation, Owner Participant, filed as Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.58* Vessel Sale Agreement for the President Washington and President Monroe, dated November 17, 1992 among American President Lines, Ltd., the Purchaser, Bank of American National Trust and Savings Association, not in its individual capacity but solely as Owner Trustee under the related trust agreements for the benefit of the Trustors named and General Electric Credit Corporation of Georgia, Owner Participant, filed as Exhibit 10.6 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.59* Amendment No. 2 dated December 9, 1992 to the Amended and Restated Credit Agreement dated March 17, 1992 among American President Lines, Ltd., borrower, American President Companies, Ltd., guarantor, and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit
         10.7 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.60* Amendment No. 2 dated December 9, 1992 to the APD Receivables Purchase Agreement dated August 29, 1991 among APL Land Transportation Services, Inc., seller, J.P. Morgan Delaware, as administrative agent, and Morgan Guaranty Trust Company of New York, as co-agent, filed as
         Exhibit 10.8 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.61* Amendment No. 2 dated December 9, 1992 to the APL Receivables Purchase Agreement dated August 29, 1991 among American President Companies, Ltd., seller, J.P. Morgan Delaware, as administrative agent, and Morgan Guaranty Trust Company of New York, as co-agent, filed as
         Exhibit 10.9 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.62* Amendment No. 1 to the Executive Survivors' Benefits Plan, effective December 4, 1992, filed as Exhibit 10.10 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.63* Excess-Benefit Plan of the company, amended and restated effective January 1, 1993, filed as Exhibit 10.11 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.64* American President Companies, Ltd. SMART Plan, amended and restated effective January 1, 1993, filed as Exhibit 10.12 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.65*   American  President  Companies,  Ltd.  Retirement  Plan,  amended   and
         restated effective January 1, 1993, filed as Exhibit 10.13 to the company's Form SE (File No. 1-8544), dated March 24, 1993.

10.66    Contract for the Purchase of Containership Vessels dated May 10,  1993,
         between   Howaldtswerke-Deutsche  Werft   and   Aktungesellschaft   and
         American President Lines, Ltd.

10.67 Contract for the Purchase of Containership Vessels dated May 10, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd.

10.68 Commitment Letter from Kreditanstalt fur Wiederaufbau to American President Companies, Ltd.

10.69* Amendment No. 1 to the Contract for the Purchase of Containership Vessels, dated June 3, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd., filed as Exhibit 10.4 to the company's Form 10Q (File No. 1-8544, dated August 3, 1993.)

10.70*   Addendum No. 17 to the Capital Construction Fund Agreement (No. MA/CCF-
         306), dated April 22, 1993, between the United States and American President Lines, Ltd. filed as Exhibit 10.5 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

10.71* Permit No. 733, dated September 10, 1993, between the City of Los Angeles and Eagle Marine Services, Ltd., and the Guaranty of Agreement made by American President Lines, Ltd., excluding exhibits, filed as
         Exhibit 10.1 to the company's Form 10Q (File No. 1-8544), dated November 18, 1993.

10.72 Addenda Nos. 87 and 89 dated August 16, 1991 and March 19, 1992, respectively to the Operating-Differential Subsidy Agreement (No. MA/MSB-417), effective as of January 1, 1978, between the United States and American President Lines, Ltd.

10.73 Amendments Nos. 3, 4 and 5 dated March 1, 1993, December 2, 1993 and February 1, 1994, respectively, to the Amended and Restated Credit Agreement dated March 17, 1992 among American President Lines, Ltd., as borrower, American President Companies, Ltd., as guarantor, and Morgan Guaranty Trust Company of New York, as agent, and the banks named therein.

10.74 Indemnity Agreement dated October 5, 1993 between the company and Toni Rembe.

10.75 Amendment No. 1 dated January 31, 1994 to the Reciprocal Slot Exchange and Coordinated Sailing Agreement between American President Lines, Ltd. and Orient Overseas Container Line Inc. dated July 24, 1991.

10.76*   Indemnity Agreement dated March 17, 1992 between the company  and  John
         J. Hagenbuch, filed as Exhibit 10.04 to the company's Form SE (File No. 1-8544), dated May 5, 1992.

11.1     Computation of Earnings Per Share.

21.1     Subsidiaries of the company.

23.1     Consent of Independent Public Accountants.

24.1     Powers of Attorney

*Incorporated by Reference

        Pursuant  to  Item 601(b) (4) (iii) (A) of Regulation S-K,  the  company agrees to furnish to the Securities and Exchange Commission upon its request copies of documents pertaining to United States Merchant Marine Bonds secured by mortgages on certain vessels owned by the company described in the Consolidated Financial Statements of American President Companies Ltd. and Subsidiaries.
Documents pertaining to such bonds, other than United States Merchant Marine Bonds, are substantially identical to those set forth as Exhibit 4.2 and 4.3 hereto.

        Pursuant to Instruction 2 Item 601 of Regulation S-K, the company has omitted the Contract for the Purchase of Containership Vessels dated December 2, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd. Such document is substantially identical to the Contract for the Purchase of Containership Vessels dated May 10, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd., except with respect to prices and dates of delivery, set forth as Exhibit 10.67.

(b)    Reports on Form 8-K during the fourth quarter:

        On December 6, 1993, the company filed a Form 8K, dated November 29, 1993, for sale of $150 million aggregate principal amount of its 7-1/8% Senior Notes Due 2003.

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMERICAN PRESIDENT COMPANIES, LTD.
                                             (Registrant)



                                                 By  /s/ William J. Stuebgen
                                                         William J. Stuebgen
                                                            Vice President,
                                                            Controller and
                                                    Chief Accounting Officer
                                                            March 9, 1994

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           /s/ John M. Lillie*                                     March 9, 1994
          John M. Lillie
          Chairman of the Board
          of Directors, President
          and Chief Executive Officer


           /s/ Charles S. Arledge*                                 March 9, 1994
          Charles S. Arledge
          Director


           /s/ John H. Barr*                                       March 9, 1994
          John H. Barr
          Director


           /s/ John J. Hagenbuch*                                  March 9, 1994
          John J. Hagenbuch
          Director


           /s/ Joji Hayashi*                                       March 9, 1994
          Joji Hayashi
          Director


           /s/ F. Warren Hellman*                                  March 9, 1994
          F. Warren Hellman
          Director


           /s/ Toni Rembe*                                         March 9, 1994
          Toni Rembe
          Director

           /s/ Timothy J. Rhein*                                   March 9, 1994
          Timothy J. Rhein
          Director



          W. B. Seaton
          Director


          /s/ Forrest N. Shumway*                                  March 9, 1994
          Forrest N. Shumway
          Director

          /s/ Will M. Storey*                                      March 9, 1994
          Will M. Storey
          Executive Vice President,
          Chief Financial Officer
          and Director


           /s/ Barry L. Williams*                                  March 9, 1994
          Barry L. Williams
          Director


 *By:      /s/ Maryellen B. Cattani                                March 9, 1994
          Maryellen B. Cattani
          Attorney-in-fact