Form 10-K/A
period 1993-12-31
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-04-28
CIK 725457

________________________________________________________________________________
________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1


(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1993
                                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from _________________ to _________________



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











________________________________________________________________________________
________________________________________________________________________________

                                TABLE OF CONTENTS


PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  Documents filed as part of this report:


 3.   Exhibits required by Item 601 of Regulation S-K

       The following documents are exhibits to this Form 10-K/A

Exhibit No.           Description of Document

99.1 Form 11-K Annual Report for the American President Companies, Ltd., SMART Plan for the plan year ended December 31, 1993, including Exhibit 23.1, Consent of Independent Public Accountants.

23.1   Consent  of  Independent Public Accountants, filed  as  part  of  Exhibit
       99.1.


SIGNATURES

                                           SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN PRESIDENT COMPANIES, LTD.
                                  (Registrant)



                                                By  /s/  William J. Stuebgen
                                                         William J. Stuebgen
                                                            Vice President,
                                                            Controller and
                                                        Chief Accounting Officer
                                                           April 27, 1994