Form 10-K/A
period 1993-12-31
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-04-28
CIK 725457

________________________________________________________________________________
________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 2


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

Exhibit No.           Description of Document

99.1 Form 11-K Annual Report for the American President Profit Sharing Plan for the plan year ended December 31, 1993, including Exhibit 23.1, Consent of Independent Public Accountants.

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