Form 10-Q
period 1994-04-08
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-05-20
CIK 725457

_____________________________________________________________________________
_____________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 8, 1994
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________



                         Commission File Number 1-8544



                      AMERICAN PRESIDENT COMPANIES, LTD.
            (Exact name of registrant as specified in its charter)

            Delaware                                                  94-2911022
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                 1111 Broadway
                           Oakland, California  94607
                    (Address of principal executive offices)

                 Registrant's telephone number:  (510) 272-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



             Class                                    Outstanding at May 6, 1994
___________________________                           __________________________

Common Stock, $.01 par value                                          27,245,262


_____________________________________________________________________________
_____________________________________________________________________________

                         AMERICAN PRESIDENT COMPANIES, LTD.

                                       INDEX



           PART I.    FINANCIAL INFORMATION                                 Page
                      _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                 3
           Balance Sheet                                                       4
           Statement of Cash Flows                                             5
           Notes to Consolidated Financial Statements                       6-12

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations              13-20


           Part II.   OTHER INFORMATION
                      _________________

Item 1.    Legal Proceedings                                               21-22

Item 6.    Exhibits and Reports on Form 8-K                                22-23

           SIGNATURES                                                         24


       The consolidated financial statements presented herein include the accounts of American President Companies, Ltd. and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 1-8544).

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
_______________________________________________________________________________________________
(In thousands, except per share amounts)                              14 Weeks Ended
                                                              April 8, 1994       April 2, 1993
_______________________________________________________________________________________________
REVENUES                                                       $    703,128         $   630,892
_______________________________________________________________________________________________
EXPENSES
Operating, Net of Operating-
  Differential Subsidy                                              636,064             563,785
General and Administrative                                           19,369              14,053
Depreciation and Amortization                                        28,440              29,397
_______________________________________________________________________________________________
    Total Expenses                                                  683,873             607,235
_______________________________________________________________________________________________
OPERATING INCOME                                                     19,255              23,657
_______________________________________________________________________________________________
Interest Income                                                       3,269               1,059
_______________________________________________________________________________________________
Interest Expense                                                    (7,211)             (5,460)
_______________________________________________________________________________________________
Income Before Taxes                                                  15,313              19,256
Federal, State and Foreign Tax Expense                                5,145               7,125
_______________________________________________________________________________________________
NET INCOME                                                     $     10,168         $    12,131
_______________________________________________________________________________________________
Less Dividends on Preferred Stock                                     1,688               1,688
NET INCOME APPLICABLE TO COMMON STOCK                          $      8,480         $    10,443
_______________________________________________________________________________________________
_______________________________________________________________________________________________
EARNINGS PER COMMON SHARE
_______________________________________________________________________________________________
Primary Earnings Common Per Share                              $      0.30          $     0.39
_______________________________________________________________________________________________
Fully Diluted Earnings Common Per Share                        $      0.30          $     0.38
_______________________________________________________________________________________________
DIVIDENDS PER COMMON SHARE                                     $      0.10          $    0.075
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_______________________________________________________________________________________________
(In thousands, except share amounts)                                April 8         December 31
                                                                       1994                1993
_______________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                    $      175,301       $      84,053
Short-Term Investments                                               51,717
Trade and Other Receivables                                         288,062             271,053
Fuel and Operating Supplies                                          38,631              35,354
Prepaid Expenses and Other                                           50,349              48,378
_______________________________________________________________________________________________
Total Current Assets                                                604,060             438,838
_______________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                               677,117             676,854
Containers, Chassis and Rail Cars                                   752,998             750,557
Leasehold Improvements and Other                                    248,291             249,636
Construction in Progress                                             80,273              74,138
_______________________________________________________________________________________________
                                                                  1,758,679           1,751,185
Accumulated Depreciation and Amortization                         (842,215)           (825,003)
_______________________________________________________________________________________________
Property and Equipment, Net                                         916,464             926,182
_______________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                         90,519              89,357
_______________________________________________________________________________________________

Total Assets                                                 $    1,611,043       $   1,454,377
_______________________________________________________________________________________________
_______________________________________________________________________________________________

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
  and Capital Leases                                         $        4,552       $       4,395
Accounts Payable and Accrued Liabilities                            389,190             383,029
_______________________________________________________________________________________________
Total Current Liabilities                                           393,742             387,424
_______________________________________________________________________________________________
DEFERRED INCOME TAXES                                               134,991             130,228
_______________________________________________________________________________________________
OTHER LIABILITIES                                                   118,190             118,966
_______________________________________________________________________________________________
LONG-TERM DEBT                                                      387,944             250,610
CAPITAL LEASE OBLIGATIONS                                            15,128              16,696
_______________________________________________________________________________________________
Total Long-Term Debt and Capital Lease Obligations                  403,072             267,306
_______________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
_______________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
  Stated at $50.00, Authorized-2,000,000
  Shares Series C, Shares Issued and Outstanding-
  1,500,000 in 1994 and 1993                                         75,000              75,000
_______________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  27,242,000 in 1994 and 26,837,000 in 1993                          27,242              26,837
Additional Paid-In Capital                                           66,157              61,656
Retained Earnings                                                   392,649             386,960
_______________________________________________________________________________________________
Total Stockholders' Equity                                          486,048             475,453
_______________________________________________________________________________________________
Total Liabilities, Redeemable Preferred Stock
  and Stockholders' Equity                                   $    1,611,043       $   1,454,377
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_______________________________________________________________________________________________
(In thousands)                                                        14 Weeks Ended
                                                              April 8, 1994       April 2, 1993
_______________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $     10,168         $    12,131
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
  Depreciation and Amortization                                      28,440              29,397
  Deferred Income Taxes                                               2,808                 825
  Change in Receivables                                            (15,839)            (12,678)
  Issuance of Notes Receivable on
    Sales of Real Estate                                            (1,170)
  Change in Fuel and Operating Supplies                             (3,277)             (2,718)
  Change in Prepaid Expenses and Other Current Assets                  (16)               7,569
  Gain on Sale of Property and Equipment                              (650)               (929)
  Change in Accounts Payable and Accrued Liabilities                  6,161            (20,459)
  Other                                                               2,271               1,762
________________________________________________________________________________________________
    Net Cash Provided by Operating Activities                        28,896              14,900
________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                               (20,355)            (36,771)
Proceeds from Sales of Property and Equipment                         1,794               1,330
Purchase of Short-Term Investments                                 (51,717)
Proceeds from Sales of Short-Term Investments                                            38,846
Transfers from Capital Construction Fund                                                  5,573
Deposits to Capital Construction Fund                                                   (2,870)
Other                                                               (3,329)             (1,449)
________________________________________________________________________________________________
    Net Cash Provided by (Used in)
      Investing Activities                                         (73,607)               4,659
________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                                    147,348             268,592
Repayments of Capital Lease Obligations                             (1,456)           (111,314)
Repayments of Debt                                                 (10,014)           (265,373)
Dividends Paid                                                      (4,403)             (3,661)
Other                                                                 4,830               4,425
________________________________________________________________________________________________
    Net Cash Provided by (Used in)
      Financing Activities                                          136,305           (107,331)
________________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                               (346)               (768)
________________________________________________________________________________________________
    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                               91,248            (88,540)
________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                     84,053              92,835
________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                     $    175,301         $     4,295
________________________________________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________________________________________
CASH PAID FOR:
Interest                                                       $      1,812         $    15,094
Income Taxes (Net of Refunds)                                  $      (344)         $       682
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Capitalized Interest

       For the first quarter of 1994, the company capitalized interest of $1.6 million related to cash expenditures for the construction of the C11-class and K10-class vessels. No interest costs were capitalized in the first quarter of 1993.

       Income Taxes

       The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The tax rates were 34% and 37% for the first quarters of 1994 and 1993, respectively. The 1994 estimated effective tax rate includes the effect of revisions of prior years' estimated tax liabilities.

       Reclassifications

       Certain 1993 amounts have been reclassified to conform with the 1994 presentation.


Note 2.    Operating-Differential Subsidy Agreement

       The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry and requires the company to replace the capacity of its existing vessels as they reach the end of their statutory lives if a construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981. The ODS amounts for the quarters ended April 8, 1994 and April 2, 1993 were $16.4 million and $16.7 million, respectively, and have been included as a reduction of operating expenses.

       ODS payments to the company, which totaled $64.7 million in 1993, are expected to terminate at the end of 1997. The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On November 4, 1993, the U.S. House of Representatives passed the "Maritime Security and Competitiveness Act of 1993," H.R. 2151, which would extend the U.S. government's maritime support program for up to ten years for a U.S.-flag fleet of up to 52 vessels, but would substantially reduce the amount of support payments to $2 million per participating vessel. Additionally, this bill restricts worldwide acquisition of new and used vessels. On March 10, 1994, the Clinton Administration sent its maritime proposal, "The Maritime Security Program", to Congress, which would provide for $1 billion over a ten year period to fund a program for a U.S.-flag fleet of up to 52 vessels. This program would provide support payments of up to $2.5 million per vessel for three years and up to $2 million per vessel for the next seven years and would not restrict worldwide acquisition of new and used vessels. Although the Administration's proposal lacks specific details of the program, it was introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. Both the House and Senate have held hearings on this legislation, and it is anticipated that Congress will amend the

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 2.    Operating-Differential Subsidy Agreement (continued)

Administration's proposal to include many of the missing details. The company is not able to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 2151 or H.R. 4003/S. 1945.

       While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, on July 16, 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.


Note 3.    Accounts Payable and Accrued Liabilities

       Accounts Payable and Accrued Liabilities at April 8, 1994 and December 31, 1993 were as follows:

________________________________________________________________________________________________
(In thousands)                                                      April 8         December 31
                                                                       1994                1993
________________________________________________________________________________________________
Accounts Payable                                             $       45,147       $      39,101
Accrued Liabilities                                                 275,587             268,342
Current Portion of Accrued Claims                                    11,500              11,500
Accrued Restructuring Charge                                          2,410               3,135
Income Taxes                                                          4,232               1,551
Unearned Revenue                                                     50,314              59,400
________________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities               $      389,190       $     383,029
________________________________________________________________________________________________
________________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt

       Long-Term Debt at April 8, 1994 and December 31, 1993 consisted of the following:

________________________________________________________________________________________________
(In thousands)                                                      April 8         December 31
                                                                       1994                1993
________________________________________________________________________________________________
8% Senior Debentures $150 million Face Amount
  Due on January 15, 2024 (1)                                $      147,127
7 1/8% Senior Notes $150 million Face Amount
  Due on November 15, 2003 (1)                                      147,954       $     147,915
Series I 8% Vessel Mortgage Bonds
  Due Through 1997 (2)                                               71,471              81,000
8% Refunding Revenue Bonds Due on November 1, 2009                   12,000              12,000
Refunding Revenue Bonds, at Various Rates Not to
  Exceed 12%, Due on November 1, 2009                                 6,495               6,495
Note Payable at 9% Due Through 1997                                   3,092               3,577
Notes Payable at Prime plus 1%                                          616                 616
Note Payable at 10% Due Through 1998                                    227
________________________________________________________________________________________________
Total Debt                                                          388,982             251,603
Current Portion                                                     (1,038)               (993)
________________________________________________________________________________________________
Long-Term Debt                                               $      387,944       $     250,610
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement, in November 1993, the company issued 7 1/8% Senior Notes with a face amount of $150 million. The unamortized discount was $2.0 million and $2.1 million at April 8, 1994 and December 31, 1993, respectively. The effective interest rate of this debt is 7.325%, and interest payments are due semiannually. Also pursuant to this registration statement, in January 1994, the company issued 8% Senior Debentures with a face amount of $150 million. These senior debentures have an unamortized discount of $2.9 million at April 8, 1994. The effective interest rate on this debt is 8.172%, and interest payments are due semiannually.

(2) Principal payments are due in equal semiannual installments. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to five cash payments, which it has not exercised. Principal payments are classified as long-term debt on the basis that the company issues Series II Bonds totaling $23.8 million per year in lieu of the next five semiannual cash payments.

       On March 25, 1994, the company entered into a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million for a five-year period. The credit agreement contains various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. Any outstanding borrowings under this agreement would be classified as long-term. The company had no outstanding borrowings under this agreement at April 8, 1994.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt (continued)

       As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.


Note 5.    Stockholders' Equity

Earnings Per Common Share

       For the quarters ended April 8, 1994 and April 2, 1993, primary and fully diluted earnings per common share were computed by dividing net income, reduced by the amount of the dividends on the Series C Cumulative Convertible Preferred Stock, by the weighted average number of common shares and common equivalent shares outstanding. The number of shares used in these computations were as follows:

________________________________________________________________________________________________
Weighted Average Number of Common Shares Outstanding
________________________________________________________________________________________________
(In millions)                                                         14 Weeks Ended
                                                              April 8, 1994       April 2, 1993
________________________________________________________________________________________________
Primary                                                               28.6                27.2
Fully Diluted                                                         28.6                27.4
________________________________________________________________________________________________
________________________________________________________________________________________________

Cash Dividends

       On April 28, 1994, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on May 31, 1994 to common stockholders of record on May 15, 1994. The Board of Directors also declared a cash dividend of $1.125 on the 9% Series C Cumulative Convertible Preferred Stock, payable on June 15, 1994 to preferred stockholders of record on June 1, 1994.

Stock Incentive Plans

       At the 1994 Annual Meeting of Stockholders on April 28, 1994, the company received stockholder approval to increase the number of shares of common stock reserved for issuance under the 1989 Stock Incentive Plan by 2,000,000 shares. Pursuant to the 1989 Stock Incentive Plan, the company granted options to acquire 1,238,908 shares to 380 key employees of the company on April 28, 1994. The options have an exercise price of $22.38, vest between 1995 and 2002 based upon the achievement of stock price appreciation targets, and expire in July 2003.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies

Commitments

       In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $537 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and a progress payment of $4 million was made to HDW in the first quarter of 1994. The remaining progress payments are due in installments of $27 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12 year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's public debt offerings and cash from operations.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At April 8, 1994, the company had net contracts to purchase $237 million in Deutsche marks.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's public debt offerings and cash from operations.

       At April 8, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $52.7 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At April 8, 1994, the company had outstanding letters of credit totaling $10.5 million which guarantee the company's performance under certain of its commitments.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies (continued)

Commitments

       In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million. Additionally, the company is continuing to negotiate with the Port of Seattle for improvement and expansion of its existing terminal facility.

       The company and Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Beginning in December 1993, the company is required to purchase additional vessel space from OOCL and will compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

       On April 26, 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo will be transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5.3 million per year.

       The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $16.6 million at April 8, 1994.

Contingencies

       On May 2, 1994, one of the company's C9-class vessels, the President Washington, which is deployed in the trans-Pacific service with a capacity of 2,750 twenty-foot equivalent units, was involved in a collision off Busan harbor in Korea. Initial reports indicate that substantial damage to the vessel and its cargo and cargo containers was sustained. The vessel proceeded to Busan harbor to discharge the cargo and commence repairs when a fire erupted in containers stowed on deck on May 6. The fire was contained on May 9, but additional cargo and cargo container damages were sustained. The causes and responsibility for the collision and fire are under investigation. Current estimates by the shipyard indicate that the vessel is expected to be back in service in July. The extent of the costs to the company, which will include vessel, cargo and container damages as well as loss of revenue and increased operating expenses, are yet undetermined.
They are expected to be substantial, but the company anticipates they will

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies (continued)

be partially offset by insurance and/or recoveries from parties determined to be responsible for the incidents.

       The company is a party to various legal proceedings, claims and assessments arising in the course of its business activities. Based upon information presently available, and in light of legal and other defenses and insurance coverage and other sources of payment available to the company, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.


Note 7.    Business Segment Information

________________________________________________________________________________________________
(In millions)                                                         14 Weeks Ended
                                                              April 8, 1994       April 2, 1993
________________________________________________________________________________________________
Revenues
 Transportation                                                  $   698.2            $  630.5
 Real Estate                                                           4.9                 0.5
________________________________________________________________________________________________
 Total Revenues                                                  $   703.1            $  631.0
________________________________________________________________________________________________
________________________________________________________________________________________________

Operating Income
 Transportation                                                  $    16.6            $   23.7
 Real Estate                                                           2.6                 0.0
________________________________________________________________________________________________
 Total Operating Income                                          $    19.2            $   23.7
________________________________________________________________________________________________
________________________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                               First Quarter                      First Quarter
(In millions)                                           1994         Change                1993
_______________________________________________________________________________________________
Revenues
 International Transportation                        $   508           7%                $  475
 North America Transportation                            190          23%                   155
 Real Estate                                               5          N/A                     1
________________________________________________________________________________________________
Operating Income
 Transportation                                      $    16        (30%)                $   24
 Real Estate                                               3         N/A
_______________________________________________________________________________________________
_______________________________________________________________________________________________

       Operating income for the first quarter of 1994 was $19 million, including $8 million resulting from the collection of Desert Storm detention charges and a $3 million contribution from real estate sales, compared with operating income of $24 million in the first quarter of 1993. There was no collection of Desert Storm detention charges or contribution from real estate sales in the first quarter of 1993. The decrease in operating income from last year's first quarter is attributable to depressed rates in the company's U.S. export market, a lower proportion of higher-rated import cargo and approximately $7 million of expenditures on corporate initiatives to improve the company's financial and order cycle processes.

       While no assurances can be given, the company expects to complete sales of its remaining real estate in the second quarter of 1994, after which there will be no further contributions to the company's results from real estate operations. Additionally, all detention claims have been settled and additional payments of $1.6 million are expected to be received during the remainder of 1994.

INTERNATIONAL TRANSPORTATION (1)
                                               First Quarter                      First Quarter
(Volumes in thousands of FEUs)                          1994         Change                1993
________________________________________________________________________________________________
Import
 Volumes                                               49.8          (5%)                 52.2
 Average Revenue per FEU                           $   4,048           0%              $  4,039
________________________________________________________________________________________________
Export
 Volumes                                               42.5           11%                 38.4
 Average Revenue per FEU                           $   3,090        (10%)              $  3,442
________________________________________________________________________________________________
Intra-Asia
 Volumes                                               50.1           19%                 41.9
 Average Revenue per FEU                           $   1,879         (1%)              $  1,904
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and revenue per forty-foot equivalent unit ("FEU") data are based upon shipments originating during the period, which differs from the percentage-of-completion method which is used for financial reporting purposes.

       The company's U.S. import volumes decreased in the first quarter of 1994 compared with the same period last year due to weakness in the company's U.S. import market as well as increased competition. In the first quarter of 1994, there were fewer shipments by the company of higher-rated cargo such as textiles, auto parts, electronics and refrigerated cargo than in the first quarter of 1993. Volumes of the company's U.S. export shipments increased in the first quarter of 1994 compared with the first quarter of 1993, primarily due to increased shipments of U.S. military cargo. The company became the preferred carrier of U.S. military cargo for a one year period beginning June 1, 1993. The company's intra-Asia volumes increased in the first quarter of 1994 compared with last year's first quarter as a result of the company's expanded service to and from the People's Republic of China and the growing economies in Southeast and West Asia since the first quarter of 1993.

       Average revenue per FEU for the company's U.S. import shipments were relatively unchanged in the first quarter of 1994 compared with the first quarter of 1993. The general rate increase effective on May 1, 1993, set by the Asia-North America Eastbound Rate Agreement conference, of which the company is a member, was offset by subsequent rate deterioration caused by increased competition from non-conference shippers, and a lower proportion of higher-rated cargo carried by the company. Average revenue per FEU in the company's U.S. export market decreased in the first quarter of 1994 from last year's first quarter due to lower rates in this market resulting from weak market conditions and increased competition. Average revenue per FEU in the company's intra-Asia market declined in the first quarter of 1994 compared with the first quarter of 1993, attributable to lower rates caused by competitive pressures and a greater proportion of shipments of a shorter distance, which are lower-rated.

       Utilization of the company's containership capacity in the first quarter of 1994 was 77% and 94% for import and export shipments, respectively, compared with 82% and 87%, respectively, in 1993. The decline in import utilization in the first quarter of 1994, compared with the first quarter of 1993, was due to weakened demand in the company's import market combined with increased capacity from additional vessel space purchased from Orient Overseas Container Line ("OOCL") since December 1993. The increase in export utilization in the first quarter of 1994 resulted from the increase in volumes of export cargo shipped by the company compared with the first quarter of 1993.

       For the remainder of 1994, the company expects continued competitive pressures from non-conference carriers on its import rates and volumes. While no assurances can be given, the comparisons of 1994 export rates to 1993 export rates are not expected to be as severe for the balance of 1994 as they were in the first quarter. However, beginning June 1, 1994, the company will no longer be the preferred carrier for military dry cargo as it has been since June 1, 1993, but the company will retain its position as preferred carrier for military refrigerated cargo for the 12-month period beginning June 1, 1994. The company expects to be able to substantially replace the military cargo it will no longer have with commercial cargo, although at lower margins, but no assurances can be given to that effect.
In the first quarter of 1994, military dry cargo represented 14% of export volumes, compared with 8% in the first quarter of 1993, when the company was not in the primary position to carry such cargo.

       The company and OOCL, a Hong Kong shipping company, are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and sharing of terminals and several feeder operations within Asia. Under the slot-sharing agreement, the company and OOCL have designated a combined total of approximately 7,000 FEUs per week in the eastbound direction and 5,400 FEUs per week in the westbound direction to be allocated to each company based upon proportions specified in the agreement. Additionally, beginning in December 1993, the company is required to purchase additional vessel space from OOCL and will compensate OOCL approximately $7 million annually for this space. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

       On April 26, 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo will be transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. The company will charter from TMM between 200 and 240 FEUs per week in the eastbound direction, and 115 FEUs per week in the westbound direction. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5 million per year.

       The company has entered into letters of understanding to pursue negotiations with Mitsui OSK Lines, Ltd. ("MOL"), Nedlloyd Linjen B.V. ("NLL") and OOCL to form an alliance for ocean transportation services in the Asia-Europe and Asia-North America trade lanes. Additionally, the carriers are discussing the possibility of a joint all-water service via the Panama Canal from Asia to the U.S. East Coast. In the trans-Pacific trade, the company and OOCL are negotiating to include MOL in the agreement under which the company and OOCL presently exchange vessel space, coordinate sailings and share terminals. The company is also negotiating to enter the Asia-Europe market by using a small amount of vessel space provided by the other carriers in the alliance, including NLL's current partners in the trade, and intends to grow in that market by adding vessel capacity only when demand warrants. No assurances can be given as to whether any of these negotiations will be successful, and any agreements reached would be subject to government approvals.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $16 million and $17 million in the first quarters of 1994 and 1993, respectively.

       ODS payments to the company, which totaled $65 million in 1993, are expected to terminate at the end of 1997. The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On November 4, 1993, the U.S. House of Representatives passed the "Maritime Security and Competitiveness Act of 1993," H.R. 2151, which would extend the U.S. government's maritime support program for up to ten years for a U.S.-flag fleet of up to 52 vessels, but would substantially reduce the amount of support payments to $2 million per participating vessel. Additionally, this bill restricts worldwide acquisition of new and used vessels. On March 10, 1994, the Clinton Administration sent its maritime proposal, "The Maritime Security Program", to Congress, which would provide for $1 billion over a ten year period to fund a program for a U.S.-flag fleet of up to 52 vessels. This program would provide support payments of up to $2.5 million per vessel for three years and up to $2 million per vessel for the next seven years and would not restrict worldwide acquisition of new and used vessels. Although the Administration proposal lacks some specific details of the program, it was introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. Both the House and Senate have held hearings on this legislation, and it is anticipated that Congress will amend the Administration's proposal to include many of the missing details. The company is not able to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 2151 or H.R. 4003/S. 1945.

       While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, on July 16, 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.


NORTH AMERICA TRANSPORTATION (1)
                                               First Quarter                      First Quarter
(Volumes in thousands of FEUs)                          1994         Change                1993
________________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                                        $     133          25%              $    106
 Non-Stacktrain                                           57          17%                    49
________________________________________________________________________________________________
Stacktrain Volumes
 North America                                         99.7           24%                 80.4
 International                                         48.4            1%                 48.2
________________________________________________________________________________________________
Stacktrain Average
  Revenue per FEU (2)                              $   1,335           1%              $  1,321
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method which is used for financial reporting purposes.
(2) In addition to domestic third party business, the transportation of containers for the company's international customers is a significant component of the company's stacktrain operations. The effect of these shipments on domestic operations is eliminated in consolidation and therefore excluded above in Revenues and Stacktrain Average Revenue per FEU.

       Revenues from the company's North American transportation operations increased in the first quarter of 1994 compared with first quarter of 1993, primarily as the result of higher volumes. The increase in stacktrain volumes was due to the improvement in the U.S. economy since the first quarter of 1993, increases in Mexican and Canadian shipments, particularly automotive shipments between the U.S. and Mexico, and competitor equipment shortages. Stacktrain average revenue per FEU increased marginally in the first quarter of 1994 compared with the first quarter of 1993 due to an improvement in cargo mix. The company's non-stacktrain revenues also improved in the first quarter of 1994 compared with the same period in 1993, primarily due to increased volumes.

       During the remainder of 1994, the company intends to continue to add to its fleet of containers, chassis and rail cars via short- and long-term operating leases in anticipation of expected growth in demand in the North American stacktrain market. There can be no assurances, however, that such demand will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except                           First Quarter                      First Quarter
 Operating Cost per FEU)                                1994         Change                1993
________________________________________________________________________________________________
 Land Transportation                               $     257          14%              $    225
 Cargo Handling                                          139          10%                   126
 Vessel, Net                                              86          15%                    75
 Transportation Equipment                                 52          10%                    47
 Information Systems                                      14          14%                    12
 Other                                                    86          11%                    78
________________________________________________________________________________________________
   Total                                           $     634          12%              $    563
________________________________________________________________________________________________
 Operating Cost per FEU                            $   2,619         (1%)              $  2,647
________________________________________________________________________________________________
 Percentage of Transportation Revenue                  91%                                 89%
________________________________________________________________________________________________
________________________________________________________________________________________________

       Land transportation expenses increased in the first quarter of 1994 from the first quarter of 1993, primarily due to an increase in North American stacktrain volumes and higher intermodal costs in Asia. The increase in cargo handling expenses in the first quarter of 1994 compared with 1993 is attributable to a significant increase in stevedoring volumes, including increased relays of China and West Asia cargo, contract rate increases in Hong Kong, the People's Republic of China, West Asia and the U.S. and increased stevedoring services to third parties. Vessel expenses increased in the first quarter of 1994 compared with last year's first quarter due to increased charter hire activity resulting from expanded service to China and the Philippines, an increase in Latin American activity and additional vessel space purchased from OOCL. These factors were partially offset by a decrease in fuel cost. Transportation equipment costs increased in the first quarter of 1994 compared with the first quarter of 1993 due to the addition of 1,000 leased containers during the quarter for use in North American stacktrain operations, and increased repair and maintenance costs. The quarter to quarter increase in information systems costs was due to significant software purchases in the first quarter of 1994. Other operating expenses increased in the first quarter of 1994 compared with the first quarter of 1993 primarily due to higher employee costs, particularly in Asia. Certain of the company's collective bargaining agreements covering shipboard and shoreside employees in the U.S. expire in June 1994. Negotiations with the respective unions are underway. The company is unable to predict the outcome of those negotiations.

       General and administrative expenses increased 38% in the first quarter of 1994 compared with the first quarter of 1993, primarily due to expenditures of approximately $7 million on corporate initiatives to improve the company's financial and order cycle processes. Spending on corporate initiatives is expected to be approximately $27 million in 1994. Depreciation and amortization expense decreased 3% in the first quarter of 1994 compared with the first quarter of 1993, primarily due to certain equipment reaching the end of its depreciable life during 1993. Net interest expense decreased from $4.4 million in the first quarter of 1993 to $3.9 million in the first quarter of 1994, as increased interest income in 1994 due to higher cash balances and slightly higher interest rates more than offset the increase in interest expense.

       The company's estimated income tax rate for 1994 is 34%, compared with 37% in 1993. The 1994 income tax rate includes the effect of revisions of prior years' estimated tax liabilities.

       On May 2, 1994, one of the company's C9-class vessels, the President Washington, which is deployed in the trans-Pacific service with a capacity of 2,750 twenty-foot equivalent units, was involved in a collision off Busan harbor in Korea. Initial reports indicate that substantial damage to the vessel and its cargo and cargo containers was sustained. The vessel proceeded to Busan harbor to discharge the cargo and commence repairs when a fire erupted in containers stowed on deck on May 6. The fire was contained on May 9, but additional cargo and cargo container damages were sustained. The causes and responsibility for the collision and fire are under investigation. Current estimates by the shipyard indicate that the vessel is expected to be back in service in July. The extent of the costs to the company, which will include vessel, cargo and container damages as well as loss of revenue and increased operating expenses, are yet undetermined.
They are expected to be substantial, but the company anticipates they will be partially offset by insurance and/or recoveries from parties determined to be responsible for the incidents.


LIQUIDITY AND CAPITAL RESOURCES
(In millions)
                                                     April 8                        December 31
As of:                                                  1994                               1993
________________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-Term Investments                          $     227                           $     84
 Working Capital                                         210                                 51
 Total Assets                                          1,611                              1,454
 Long-Term Debt and Capital
   Lease Obligations (1)                                 408                                272
________________________________________________________________________________________________

                                                     April 8                            April 2
For the quarter ending:                                 1994                               1993
________________________________________________________________________________________________
 Cash Provided by Operations                       $      29                           $     15
________________________________________________________________________________________________
Net Capital Expenditures
 Ships                                             $       6                           $     20
 Containers, Chassis and Rail Cars                         6                                 13
 Leasehold Improvements and Other                          8                                  4
________________________________________________________________________________________________
   Total                                           $      20                           $     37
________________________________________________________________________________________________
Financing Activities
 Borrowings                                        $     147                           $    269
 Repayment of Debt and Capital Leases                   (11)                              (377)
 Dividend Payments                                       (4)                                (4)
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Includes current and long-term portions.


       In January 1994, the company issued $150 million 30-year Senior Debentures at an effective interest rate of 8.2%, the net proceeds from which were $147 million. The net proceeds from the issuance of this debt, combined with a portion of the net proceeds from the 10-year Senior Note offering of $150 million in November 1993, will be used to finance vessel purchases and other capital expenditures.

       In the first quarter of 1993, the company used $131 million cash and borrowings under its previous revolving credit agreement to purchase leased ships, repay the related capital lease obligations and to retire $95 million of 11% public notes.

       In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11") and three new Kl0-class containerships ("K10") for an aggregate cost of approximately $732 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company and OOCL have agreed to deploy these new vessels upon their delivery in 1995 and 1996, respectively, in their coordinated trans-Pacific service under their slot-sharing agreement. The deployment of the 12 new C11-type vessels by the company and OOCL, replacing 16 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity will be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, no assurances can be given with respect to anticipated growth in demand or the utilization or impact of the increase in capacity. The company's K10s, in combination with capacity from its six C11s, are expected to replace four L9-class vessels chartered by the company and used in its West Asia/Middle East service. Delivery of the K10s is scheduled for 1996, which is when the charters of the L9s will expire. Deployment of the company's C11s and K10s is subject to U.S. government approval.

       The C11 vessels are being constructed by Howaldtswerke-Deutsche
Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $537 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and a progress payment of $4 million was made to HDW in the first quarter of 1994. The remaining progress payments are due in installments of $27 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12 year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's public debt offerings and cash from operations.

       The K10s are being constructed by Daewoo. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels. The costs of these vessels are expected to be financed with a portion of the net proceeds from the company's public debt offerings and cash from operations.

       Other than vessel progress payments, the company's capital expenditures in the first quarter of 1994 were primarily for purchases of chassis, leasehold improvements and an office in Mexico. In the first quarter of 1993, capital expenditures were for the buy-out of certain vessel capital leases and purchases of refrigerated containers.

       Capital expenditures in 1994 are expected to total approximately
$200 million, including $31 million for vessel progress payments. The remaining planned 1994 capital expenditures are for purchases of refrigerated containers, chassis, terminal improvements in North America and Asia, and computer systems, and will be financed with net proceeds from the company's public debt offerings, cash from operations and financing arrangements. At April 8, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $53 million.

       In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million. Additionally, the company is continuing to negotiate with the Port of Seattle for improvement and expansion of its existing terminal facility.

       On March 25, 1994, the company entered into a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million for a five-year period. The credit agreement contains various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. Any outstanding borrowings under this agreement would be classified as long-term. The company had no outstanding borrowings under this agreement at April 8, 1994.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

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

       Among these actions are approximately 1,100 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In one case, Miller, Administrator of Estate of Moline vs. American Mail Line, et. al., U.S. District Court, Northern District of Ohio, C86-821, a judgment was entered in May 1991 awarding punitive damages of $50,000 per named defendant, along with compensatory damages aggregating $166,000. In March 1993, the U.S. Court of Appeals for the Sixth Circuit vacated the punitive damages award, holding that punitive damages are not available in a general maritime unseaworthiness action for wrongful death of a seaman, remanded the case for consideration of defendants' claims for indemnity and contribution, and otherwise affirmed the judgment of the District Court. The plaintiff filed a petition for certiorari with the U.S. Supreme Court in August 1993. The court refused review of the case without comment on October 12, 1993.

       The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims at significantly higher than expected amounts could result in additional contributions to those associations.

       In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act, 1916 and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. Evidentiary hearings are continuing and a decision by the FMC is not expected until 1995.

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

       On April 28, 1994, a lawsuit, Hockert Pressman & Flohr Money
Purchase Plan, Lorance Hockert and Alan Pressman, Trustees, On Behalf of Themselves and All Others Similarly Situated vs. American President Companies, Ltd., John M. Lillie, Joji Hayashi, Timothy J. Rhein, Will M. Storey, James S. Marston, and William J. Stuebgen, was filed against the company and certain of its officers in United States District Court for the Northern District of California. The suit alleges that the company and those officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and seeks unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through

March 30, 1994. The company believes that it has meritorious defenses and intends to defend itself vigorously against this lawsuit.

       Based upon information presently available, and in light of legal and other defenses and insurance coverage and other potential sources of payment available to the company, management does not expect the legal proceedings described, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following documents are exhibits to this Form 10-Q:

Exhibit No.           Description of Document
_____________________________________________________________________________

10.1 Credit Agreement, dated March 25, 1994 among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, Bank of America National Trust and Savings Association, The First National Bank of Boston, Barclays Bank PLC, ABN AMRO Bank N.V., The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as agent.

10.2 Amendment No. 3 dated March 25, 1994 to the APD Receivables Purchase Agreement dated August 29, 1991 among APL Land Transport Services, Inc., seller, J.P. Morgan Delaware, as administrative agent, and Morgan Guaranty Trust Company of New York, as co-agent.

10.3 Amendment No. 3 dated March 25, 1994 to the APL Receivables Purchase Agreement dated August 29, 1991 among American President Lines, Ltd., seller, J.P. Morgan Delaware, as administrative agent, and Morgan Guaranty Trust Company of New York, as co-agent.

10.4 Loan Agreement dated March 14, 1994 by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower); including Appendices and Schedules thereto.**

10.5 Guarantee dated as of March 14, 1994 by American President Companies, Ltd. (as Guarantor); in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); and Commerzbank AG Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate), including Schedule 1 thereto.

10.6 Agreement to Acquire and Charter by and among American President Lines, Ltd., Transferor, APL Newbuildings, Ltd., Transferee, Kreditanstalt fur Wiederaufbau (as Agent and Lender), Commerzbank AG, Hamburg (as Syndicate Agent), Commerzbank AG (Kiel Branch), Dresdner Bank AG (Hamburg), Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale and Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate), including Exhibits and Schedule 1 thereto.**

10.7 U.S. - Mexico Slot Charter Agreement made as of April 26, 1994 by and between American President Lines, Ltd. and Transportacion Maritima Mexicana, S.A. de C.V., to implement in part Federal Maritime Commission Agreement No. 203-011435, a space charter agreement filed with the FMC on the 10th day of November, 1993, excluding Appendices.

10.8 Federal Maritime Commission Agreement No. 203-011435, a space charter agreement filed with the FMC on the 10th day of November 1993 and effective on December 25, 1993.

10.9 Amendment No. 1 to APL/TMM Space Charter Agreement dated November 9, 1993 (Exhibit 10.8 above) entered into April 26, 1994 by and between American President Lines, Ltd. and Transportation Maritima Mexicana, S.A. de C.V.

10.10 Employment Agreement between the company and Maryellen B. Cattani dated April 28, 1994.

10.11 Employment Agreement between the company and Will M. Storey dated March 4, 1994.

10.12* 1989 Stock Incentive Plan of the company, as amended and restated effective April 28, 1994, filed with the company's Proxy Statement (File No. 1-8544) for the Annual Meeting of Shareholders held on April 28, 1994.

*        Incorporated by Reference

** Application to be filed with the Securities and Exchange Commission, pursuant to Exchange Act Rule 24b-2, for confidential treatment of certain portions of this exhibit.


(b)      Reports on Form 8-K

         No current report on Form 8-K was filed during the quarter for which this report on Form 10-Q is filed.

             American President Companies, Ltd. and Subsidiaries





                                 SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated: May 20, 1994                             By  /s/ William J. Stuebgen

                                               _______________________________
                                                        William J. Stuebgen
                                                          Vice President,
                                                          Controller and
                                                    Chief Accounting Officer