Form 10-Q
period 1994-07-01
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-08-15
CIK 725457

______________________________________________________________________________
______________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 1, 1994
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________



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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                    Outstanding at July 29, 1994
____________________________                        ____________________________

Common Stock, $.01 par value                                  27,253,125


______________________________________________________________________________
______________________________________________________________________________

                          AMERICAN PRESIDENT COMPANIES, LTD.

                                        INDEX



           PART I.        FINANCIAL INFORMATION                                          Page
                          _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                              3
           Balance Sheet                                                                    4
           Statement of Cash Flows                                                          5
           Notes to Consolidated Financial Statements                                    6-12

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                           13-21


           Part II.       OTHER INFORMATION
                          _________________

Item 1.    Legal Proceedings                                                            22-23

Item 4.    Submission of Matters to a Vote of Security Holders                             23

Item 6.    Exhibits and Reports on Form 8-K                                                24

           SIGNATURES                                                                      25

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

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
________________________________________________________________________________________________
(In thousands, except                                Quarter Ended               26 Weeks Ended
   per share amounts)                          July 1      June 25         July 1       June 25
                                                 1994         1993           1994          1993
________________________________________________________________________________________________
REVENUES                                   $  653,528   $  583,940  $  1,356,656   $  1,214,832
________________________________________________________________________________________________
EXPENSES
Operating, Net of Operating-
   Differential Subsidy                       576,994      517,770     1,213,058      1,081,555
General and Administrative                     19,666       12,969        39,035         27,022
Depreciation and Amortization                  24,395       25,304        52,835         54,701
________________________________________________________________________________________________
     Total Expenses                           621,055      556,043     1,304,928      1,163,278
________________________________________________________________________________________________
OPERATING INCOME                               32,473       27,897        51,728         51,554

OTHER INCOME (EXPENSE)
Interest Income                                 2,792        1,139         6,061          2,198
Interest Expense                              (6,534)      (4,274)      (13,745)        (9,734)
Gain on Sale of Investment                                   8,934                        8,934
________________________________________________________________________________________________
Income Before Taxes                            28,731       33,696        44,044         52,952
Federal, State and
   Foreign Tax Expense                          9,742       12,467        14,887         19,592
________________________________________________________________________________________________
NET INCOME                                 $   18,989   $   21,229  $     29,157   $     33,360
________________________________________________________________________________________________
Less Dividends on Preferred Stock               1,687        1,687         3,375          3,375
NET INCOME APPLICABLE TO
   COMMON STOCK                            $   17,302   $   19,542  $     25,782   $     29,985
________________________________________________________________________________________________
________________________________________________________________________________________________

EARNINGS PER COMMON SHARE
________________________________________________________________________________________________
Primary Earnings Per Common Share            $   0.62     $   0.71       $  0.91        $  1.09
________________________________________________________________________________________________
Fully Diluted Earnings Per
   Common Share                              $   0.60     $   0.67       $  0.90        $  1.06
________________________________________________________________________________________________

DIVIDENDS PER COMMON SHARE                   $   0.10     $   0.075      $  0.20        $  0.15
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
________________________________________________________________________________________________
(In thousands, except share amounts)                                    July 1      December 31
                                                                          1994             1993
________________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $      25,006    $      84,053
Short-Term Investments                                                 189,474
Trade and Other Receivables                                            304,677          271,053
Fuel and Operating Supplies                                             38,885           35,354
Prepaid Expenses and Other                                              50,622           48,378
________________________________________________________________________________________________
   Total Current Assets                                                608,664          438,838
________________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                                  677,372          676,854
Containers, Chassis and Rail Cars                                      763,228          750,557
Leasehold Improvements and Other                                       255,750          249,636
Construction in Progress                                                82,421           74,138
________________________________________________________________________________________________
                                                                     1,778,771        1,751,185
Accumulated Depreciation and Amortization                            (862,925)        (825,003)
________________________________________________________________________________________________
   Property and Equipment, Net                                         915,846          926,182
________________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                            87,003           89,357
________________________________________________________________________________________________

   Total Assets                                                  $   1,611,513    $   1,454,377
________________________________________________________________________________________________
________________________________________________________________________________________________


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
   and Capital Leases                                             $      4,630    $       4,395
Accounts Payable and Accrued Liabilities                               372,687          383,029
________________________________________________________________________________________________
   Total Current Liabilities                                           377,317          387,424
________________________________________________________________________________________________
DEFERRED INCOME TAXES                                                  133,936          130,228
________________________________________________________________________________________________
OTHER LIABILITIES                                                      124,588          118,966
________________________________________________________________________________________________
LONG-TERM DEBT                                                         385,283          250,610
CAPITAL LEASE OBLIGATIONS                                               14,803           16,696
________________________________________________________________________________________________
   Total Long-Term Debt and Capital Lease Obligations                  400,086          267,306
________________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
________________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000
   Shares Series C, Shares Issued and Outstanding-
   1,500,000 in 1994 and 1993                                           75,000           75,000
________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding-
   27,253,000 in 1994 and 26,837,000 in 1993                            27,253           26,837
Additional Paid-In Capital                                              66,204           61,656
Retained Earnings                                                      407,129          386,960
________________________________________________________________________________________________
   Total Stockholders' Equity                                          500,586          475,453
________________________________________________________________________________________________
   Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,611,513    $   1,454,377
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________________________________________
(In thousands)                                                                   26 Weeks Ended
                                                                            July 1      June 25
                                                                              1994         1993
________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $    29,157  $    33,360
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                            52,835       54,701
   Deferred Income Taxes                                                     4,011        3,673
   Change in Receivables                                                  (26,154)     (25,460)
   Issuance of Notes Receivable on Sales of Real Estate                    (7,470)      (3,015)
   Change in Fuel and Operating Supplies                                   (3,531)      (2,094)
   Change in Prepaid Expenses and Other Current Assets                     (2,547)        9,076
   Gain on Sale of Assets                                                    (948)     (10,038)
   Change in Accounts Payable and Accrued Liabilities                      (6,438)       14,476
   Other                                                                     7,437        5,132
________________________________________________________________________________________________
     Net Cash Provided by Operating Activities                              46,352       79,811
________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                                      (48,185)    (101,705)
Proceeds from Sales of Property and Equipment                                2,513        1,822
Proceeds from Sale of Long-Term Investment                                               11,310
Purchase of Short-Term Investments                                       (209,381)
Proceeds from Sales of Short-Term Investments                               19,907       38,846
Transfers from Capital Construction Fund                                                  7,178
Deposit to Capital Construction Fund                                                    (4,475)
Other                                                                          761        2,492
________________________________________________________________________________________________
     Net Cash Used in Investing Activities                               (234,385)     (44,532)
________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                                           147,348      350,650
Repayments of Debt                                                        (12,692)    (362,536)
Repayments of Capital Lease Obligations                                    (1,726)    (111,498)
Dividends Paid                                                             (8,815)      (7,337)
Other                                                                        4,791        7,535
________________________________________________________________________________________________
     Net Cash Provided by (Used in)
       Financing Activities                                                128,906    (123,186)
________________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                                         80        (921)
________________________________________________________________________________________________
     NET DECREASE IN CASH AND CASH EQUIVALENTS                            (59,047)     (88,828)
________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                            84,053       92,835
________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                             $    25,006  $     4,007
________________________________________________________________________________________________
________________________________________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________________________________________
CASH PAID FOR:
Interest                                                               $     8,659  $    17,814
Income Taxes, Net of Refunds                                           $     9,756  $     5,241
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Capitalized Interest

       For the second quarter and the 26-week period ending July 1, 1994, the company capitalized interest of $1.3 million and $2.9 million, respectively, related to cash expenditures for the construction of the C11-class and K10-class vessels. No interest costs were capitalized in the second quarter and the 26-week period ending June 25, 1993.

       Income Taxes

       The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The tax rates were 34% and 37% for the 26-week periods ending July 1, 1994 and June 25, 1993, respectively. The 1994 estimated effective tax rate includes the effect of revisions of prior years' estimated tax liabilities.

       Reclassifications

       Certain 1993 amounts have been reclassified to conform with the 1994 presentation.


Note 2.    Operating-Differential Subsidy Agreement

       The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. For the quarters ending July 1, 1994 and June 25, 1993, subsidy was $13.6 million and $13.9 million, respectively, and for the 26-week periods ending July 1, 1994 and June 25, 1993, subsidy was $30.0 million and $30.6 million, respectively, and has been included as a reduction of operating expenses. The ODS agreement also requires the company to replace the capacity of its existing vessels as they reach the end of their statutory lives if a construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981.

       The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On March 10, 1994, the Clinton Administration sent its maritime proposal, "The Maritime Security Program", to Congress, which was introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. On August 2, 1994, the House approved H.R. 4003, which would provide $1.3 billion in subsidies for approximately 52 U.S.-flag vessels over the next ten years, or an annual subsidy of $2.1 million per vessel for vessels enrolled in the program, and would provide subsidies to U.S. ship builders. The bill now goes to the Senate. The company is not able to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 4003/S. 1945.

       While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, on July 16, 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 2.    Operating-Differential Subsidy Agreement (continued)

containerships, which are under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet.
Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.


Note 3.    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities at July 1, 1994 and December 31, 1993, were as follows:

________________________________________________________________________________________________
(In thousands)                                                        July 1        December 31
                                                                        1994               1993
________________________________________________________________________________________________
Accounts Payable                                                 $    45,541        $    39,101
Accrued Liabilities                                                  254,327            268,342
Current Portion of Accrued Claims                                     10,000             11,500
Accrued Restructuring Charge                                           1,075              3,135
Income Taxes Payable                                                   2,671              1,551
Unearned Revenue                                                      59,073             59,400
________________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities                   $   372,687        $   383,029
________________________________________________________________________________________________
________________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt

       Long-Term Debt at July 1, 1994 and December 31, 1993 consisted of the following:

________________________________________________________________________________________________
(In thousands)                                                        July 1        December 31
                                                                        1994               1993
________________________________________________________________________________________________
8% Senior Debentures $150 million Face Amount
  Due on January 15, 2024 (1)                                    $   147,132
7 1/8% Senior Notes $150 million Face Amount
  Due on November 15, 2003 (1)                                       147,989        $   147,915
Series I 8% Vessel Mortgage Bonds
   Due Through 1997(2)                                                69,088             81,000
8% Refunding Revenue Bonds Due on November 1, 2009                    12,000             12,000
Refunding Revenue Bonds, at Various Rates Not to
   Exceed 12%, Due on November 1, 2009                                 6,495              6,495
Note Payable at 9% Due Through 1997                                    2,841              3,577
Notes Payable at Prime plus 1%                                           572                616
Note Payable at 10% Due Through 1998                                     227
________________________________________________________________________________________________
Total Debt                                                           386,344            251,603
Current Portion                                                      (1,061)              (993)
________________________________________________________________________________________________
Long-Term Debt                                                   $   385,283        $   250,610
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement, in November 1993, the company issued 7 1/8% Senior Notes with a face amount of $150 million. The unamortized discount was $2.0 million and $2.1 million at July 1, 1994 and December 31, 1993, respectively. The effective interest rate of this debt is 7.325%, and interest payments are due semiannually. Also pursuant to this registration statement, in January 1994, the company issued 8% Senior Debentures with a face amount of $150 million. These senior debentures have an unamortized discount of $2.9 million at July 1, 1994. The effective interest rate on this debt is 8.172%, and interest payments are due semiannually.

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

       On March 25, 1994, the company entered into a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million for a five-year period. The credit agreement contains various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. Any outstanding borrowings under this agreement would be classified as long-term. There have been no borrowings under this agreement.

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


Note 5.    Stockholders' Equity

Earnings Per Common Share

       For the periods presented, primary earnings per share were computed by dividing net income, reduced by the amount of the preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding. Fully diluted earnings per share were computed based on the assumption that the Series C Preferred Stock was converted. The number of shares used in these computations were as follows:

________________________________________________________________________________________________
Weighted Average Number of Common Shares
________________________________________________________________________________________________
(In millions)                                         Quarter Ended              26 Weeks Ended
                                              July 1        June 25         July 1      June 25
                                                1994           1993           1994         1993
________________________________________________________________________________________________
Primary                                         27.8           27.7           28.4         27.4
Fully Diluted                                   31.8           31.7           32.4         31.6
________________________________________________________________________________________________
________________________________________________________________________________________________

Cash Dividends

       On July 29, 1994, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on August 31, 1994 to common stockholders of record on August 15, 1994. The Board of Directors also declared a cash dividend of $1.125 on the 9% Series C Cumulative Convertible Preferred Stock, payable on September 15, 1994 to preferred stockholders of record on September 1, 1994.

Stock Incentive Plans

       At the 1994 Annual Meeting of Stockholders on April 28, 1994, the company received stockholder approval to increase the number of shares of common stock reserved for issuance under the 1989 Stock Incentive Plan by 2,000,000 shares. Pursuant to the 1989 Stock Incentive Plan, the company granted options to acquire 1,238,908 shares to 380 key employees of the company on April 28, 1994. These options have an exercise price of $22.38, vest between 1995 and 2002 based upon the achievement of stock price appreciation targets. The percentage of the options that vest during specified time periods will depend on the amount of stock price appreciation in those time periods. After five years, the options will vest as to 60% of the covered shares if not otherwise vested, and after nine years, the options will vest as to the remaining 40% if not otherwise vested. These options expire in July 2003.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 5.    Stockholders' Equity (continued)

Stock Incentive Plans (continued)

       In addition, pursuant to the 1992 Directors Stock Option Plan, the company granted options to acquire 32,000 shares to eight non-employee directors of the company on April 29, 1994. These options have an exercise price of $20.625 and become exercisable in three equal installments on the anniversaries of the date of grant, and expire in April 2004.


Note 6.    Commitments and Contingencies

Commitments

       In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $537 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and a progress payment of $4 million was made to HDW during the first 26-weeks of 1994. The remaining progress payments are due in installments of $27 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and cash from operations.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At July 1, 1994, the company had contracts to purchase $236.9 million in Deutsche marks.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and cash from operations.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies (continued)

Commitments (continued)

       At July 1, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $79 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At July 1, 1994, the company had outstanding letters of credit totaling $10.5 million, which guarantee the company's performance under certain of its commitments.

       In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million.

       On June 1, 1994 the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6.3 million in 1993. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $12.4 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $37.7 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

       The company and Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Beginning in December 1993, the company is required to purchase additional vessel space from OOCL and will compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

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

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies (continued)

Commitments (continued)

       The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $15.9 million at July 1, 1994.

Contingencies

       The company is a party to various legal proceedings, claims and assessments arising in the course of its business activities. Based upon information presently available, and in light of legal and other defenses and insurance coverage and other potential sources of payment available to the company, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.


Note 7.    Business Segment Information

_________________________________________________________________________________________________
(In millions)                                        Quarter Ended                26 Weeks Ended
                                             July 1        June 25           July 1      June 25
                                               1994           1993             1994         1993
_________________________________________________________________________________________________
Revenues
   Transportation                        $   642.3      $   578.0      $   1,340.5    $ 1,208.5
   Real Estate                                11.3            5.9             16.2          6.4
_________________________________________________________________________________________________
   Total Revenues                        $   653.6      $   583.9      $   1,356.7    $1,214.9
_________________________________________________________________________________________________

Operating Income
   Transportation                        $    26.1      $    24.3      $      42.7    $    48.0
   Real Estate                                 6.4            3.6              9.0          3.6
_________________________________________________________________________________________________
   Total Operating Income                $    32.5      $    27.9      $      51.7    $    51.6
_________________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                Second Quarter                Year to Date

(In millions)                            1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
REVENUES
________________________________________________________________________________________________
 International Transportation        $    462 $    429     8%      $    970 $    904      7%
 North America Transportation             181      149    21%           371      304     22%
 Real Estate                               11        6    90%            16        7    153%
________________________________________________________________________________________________
OPERATING INCOME
 Transportation                      $     27 $     24     7%      $     43 $     48   (11%)
 Real Estate                                6        4    81%             9        4    153%
________________________________________________________________________________________________
________________________________________________________________________________________________

       Transportation operating income for the second quarter and first half of 1994 was $26 million and $34 million, respectively, compared with $22 million and $46 million in the second quarter and first half of 1993, excluding the impact of collecting Desert Storm detention charges of $1 million and $9 million in the second quarter and first half of 1994, respectively, and $2 million in the second quarter and first half of 1993.
The increase in transportation operating income in the second quarter of 1994 from last year's second quarter is the result of volume increases in the North American stacktrain and international markets, partially offset by a decline in rates in the company's U.S. export market, a higher proportion of lower-rated cargo in the company's U.S. import market and an increase of $7 million in expenditures on corporate initiatives to improve the company's financial and order cycle processes. The decrease in operating income in the first half of 1994 from last year's first half is attributable to depressed rates in the company's U.S. export market, particularly in the first quarter of 1994, a decline in the proportion of higher-margin import cargo and an increase of $13 million in expenditures on corporate initiatives, which were partially offset by increased North American stacktrain volumes.

       Real estate sales contributed $6 million and $9 million to operating income in the second quarter and first half of 1994, respectively, compared with $4 million in the second quarter and first half of 1993. The company completed the sales of its remaining real estate holdings in the second quarter of 1994.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
Import
  Volumes                               52.4     47.0     11%        102.2     99.2       3%
  Average Revenue per FEU            $  4,129 $  4,151   (1%)      $  4,089 $  4,092      0%
________________________________________________________________________________________________
Export
  Volumes                               36.6     34.0      8%         79.1     72.4       9%
  Average Revenue per FEU            $  3,128 $  3,196   (2%)      $  3,107 $  3,326    (7%)
________________________________________________________________________________________________
Intra-Asia
  Volumes                               43.3     40.1      8%         93.4     82.0      14%
  Average Revenue per FEU            $  1,868 $  1,851     1%      $  1,898 $  1,878      1%
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

       The company's U.S. import volumes increased in the second quarter of 1994 compared with the second quarter of 1993 due to seasonal cargo from Hong Kong moving earlier than last year, service enhancements in the People's Republic of China and a competitor's labor strike. U.S. import volumes in the first half of 1994 increased compared with the same period last year, although increases realized during the second quarter of 1994 were partially offset by a weak import market and strong competition during the first quarter of 1994. Volumes of U.S. export cargo increased in the second quarter and first half of 1994 compared with the second quarter and first half of 1993, primarily due to an increase in shipments of commercial and military refrigerated cargo and the impact of a competitor's labor strike. The company's position as preferred carrier for U.S. military cargo from June 1, 1993 to May 31, 1994 also contributed to increased export volumes for the second quarter and first half of 1994 compared with the same periods in 1993. The company's intra-Asia volumes increased in the second quarter and first half of 1994 compared with the same periods last year as a result of the company's expanded service to and from China and the growing economies in Southeast and West Asia, and the Middle East since 1993.

       Average revenue per FEU for the company's U.S. import shipments declined in the second quarter compared with the second quarter 1993 due to a higher proportion of lower-rated cargo in 1994. Average revenue per FEU in the company's U.S. export market decreased in the second quarter and first half of 1994 from last year's second quarter and first half as weak market conditions and increased competition have resulted in reduced rates in this market. Average revenue per FEU in the company's intra-Asia market increased slightly in the second quarter and first half of 1994 compared with the second quarter and first half of 1993, primarily attributable to an increase in higher-rated commercial refrigerated cargo.

       Utilization of the company's containership capacity in the first half of 1994 was 84% and 96% for import and export shipments, respectively, compared with 84% and 89%, respectively, in the first half of 1993. Import capacity in the first half of 1994 was increased by additional vessel space purchased from Orient Overseas Container Line ("OOCL") since December 1993. The increase in vessel utilization in the company's U.S. export market in the first half of 1994 resulted primarily from additional volumes of export cargo carried by the company in the first half of 1994 compared with the first half of 1993.

       For the remainder of 1994, the company expects modest seasonal improvements in cargo mix in each of its international markets. Competitive pressures on the company's international rates are expected to continue for the balance of the year. Beginning June 1, 1994, the company no longer is the preferred carrier for military dry cargo as it had been since June 1, 1993, but the company retained its position as preferred carrier for military refrigerated cargo for the 12-month period beginning June 1, 1994. The company expects to be able to substantially replace the military cargo it will no longer carry with commercial cargo, although at lower margins, but no assurances can be given to that effect. In the first half of 1994, military dry cargo represented 12% of export volumes, compared with 9% in the first half of 1993, when the company was not the preferred carrier of such cargo until the last month of that period.

       All Desert Storm detention claims have been settled and final payments totaling $1 million are expected to be received during the remainder of 1994.

       The company and OOCL, a Hong Kong shipping company, are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the

U.S. West Coast, and to share terminals and several feeder operations within Asia. Under the slot-sharing agreement, the company and OOCL have designated a combined total of approximately 7,000 FEUs per week in the eastbound direction and 5,400 FEUs per week in the westbound direction to be allocated to each company based upon proportions specified in the agreement. Additionally, beginning in December 1993, the company is required to purchase additional vessel space from OOCL and will compensate OOCL approximately $7 million annually for this space, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

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

       The company has entered into non-binding letters of understanding to pursue negotiations with Mitsui OSK Lines, Ltd. ("MOL"), Nedlloyd Lijnen B.V. ("NLL") and OOCL to form an alliance for ocean transportation services in the Asia-Europe and Asia-North America trade lanes. Additionally, the carriers are discussing the possibility of a joint all-water service via the Panama Canal from Asia to the U.S. East Coast, which would utilize vessels of the company's alliance partners. In the trans-Pacific trade, the company and OOCL are negotiating to include MOL in the agreement under which the company and OOCL presently exchange vessel space, coordinate sailings and share terminals. The company is also negotiating to enter the Asia-Europe market by using a small amount of vessel space provided by the other carriers in the alliance, including NLL's current partners in the trade, and presently intends to grow in that market by adding vessel capacity only when demand and expected returns warrant. No assurances can be given as to whether any of these negotiations will be successful, and certain of the principal agreements reached would be subject to government approvals.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $30 million and $31 million in the first half of 1994 and 1993, respectively, and totaled $65 million in 1993.

       The Clinton Administration and Congress are actively reviewing U.S. maritime policy. On March 10, 1994, the Clinton Administration sent its maritime proposal, "The Maritime Security Program", to Congress, which was introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. On August 2, 1994, the House approved H.R. 4003, which would provide $1.3 billion in subsidies for approximately 52 U.S.-flag vessels over the next ten years, or an annual subsidy of $2.1 million per vessel for vessels enrolled in the program, and would provide subsidies to U.S. ship builders. The bill now goes to the Senate. The company is not able to predict whether maritime reform legislation will be enacted or whether enacted legislation, if any, will have terms similar to H.R. 4003/S. 1945.

       While the company continues to support efforts to enact new maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, on July 16, 1993, the company filed applications with the United States Maritime Administration to operate under foreign flag its six C11-class containerships, which are under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. Enactment of maritime reform legislation, if any, may influence the company's decision whether to operate these ships under foreign flag, should its applications be approved. Management of the company believes that, in the absence of ODS or an equivalent government support program, it is generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner carriers. The company continues to evaluate its strategic alternatives in light of the expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                          $    127 $    102    24%      $    260 $    208     25%
 Non-Stacktrain                            54       47    12%           111       96     15%
________________________________________________________________________________________________
Stacktrain Volumes
 North America                          94.0     77.2     22%        193.7    157.6      23%
 International                          46.2     43.4      6%         94.6     91.6       3%
________________________________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)                 $  1,352 $  1,324     2%      $  1,344 $  1,322      2%
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

       Revenues from the company's North American transportation operations increased in the second quarter and first half of 1994 compared with second quarter and first half of 1993, primarily as the result of higher North America stacktrain volumes. The increase in stacktrain volumes in the 1994 periods was due to the improvement in the U.S. economy, increases in Mexican and Canadian shipments, particularly automotive shipments between the U.S. and Mexico and competitor equipment shortages. The company added 1,000 containers to its fleet during the first quarter of 1994, which enabled it to meet increasing demand. Stacktrain average revenue per FEU increased in the second quarter and first half of 1994 compared with the second quarter and first half of 1993 due to an improvement in cargo mix and increased rates in certain stacktrain markets in the second quarter of 1994. The company's non-stacktrain revenues also improved in the second quarter and first half of 1994 compared with the same period in 1993, primarily due to increased volumes.

       During the remainder of 1994, the company intends to continue to add to its fleet of containers, chassis and rail cars via short- and long-term operating leases and purchases in anticipation of growth in demand in the North American stacktrain market. There can be no assurances, however, that such demand will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except                            Second Quarter                Year to Date

 Operating Cost per FEU)                 1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
 Land Transportation                 $    239 $    207    16%      $    496 $    432     15%
 Cargo Handling                           126      119     7%           265      245      8%
 Vessel, Net                               76       67    13%           162      142     14%
 Transportation Equipment                  46       41    13%            98       88     11%
 Information Systems                       11       11     2%            25       23      8%
 Other                                     74       71     3%           160      149      8%
________________________________________________________________________________________________
 Total                               $    572 $    516    11%      $  1,206 $  1,079     12%
________________________________________________________________________________________________
 Operating Cost per FEU              $  2,528 $  2,599   (3)%      $  2,575 $  2,624    (2)%
 Percentage of Transportation
   Revenues                             89%       89%                 90%       89%
________________________________________________________________________________________________
________________________________________________________________________________________________

       Transportation operating expenses per FEU declined in the second quarter and first half of 1994 compared with the same periods in 1993 despite the weakness of the U.S. dollar relative to certain Asian currencies. During the second quarter of 1994, one of the company's C9-class vessels, the President Washington, which is deployed in trans-Pacific service, was involved in a collision in Korea. Substantial damage to the vessel and its cargo and cargo containers was sustained in the collision and subsequent fire. The causes and responsibility for the collision and fire are under investigation. Costs related to the collision will be largely covered by insurance. Costs not covered by insurance, which include the cost of the replacement vessel, and additional cargo handling and trucking costs, totaled approximately $2 million in the second quarter of 1994. On July 30, 1994, the President Washington returned to service.

       Land transportation expenses increased in the second quarter and first half of 1994 from the second quarter and first half of 1993, primarily due to the increase in North American stacktrain volumes and higher rail and truck costs in Asia. The increase in cargo handling expenses in the second quarter and first half of 1994 compared with 1993 is attributable to an increase in stevedoring volumes, including increased relays of China and West Asia cargo and increased stevedoring services to third parties. Additionally, 1994 cargo handling expenses were impacted by labor contract rate increases at ports in Asia and the U.S. Vessel expenses increased in the second quarter and first half of 1994 compared with last year's second quarter and first half due to increased charter hire activity resulting from expanded service to China and the Philippines, costs related to the vessel that replaced the President Washington, an increase in Latin American activity and additional vessel space purchased from OOCL and TMM. These factors were partially offset by a decrease in fuel cost. Transportation equipment costs increased in the second quarter and first half of 1994 compared with the second quarter and first half of 1993 due to increased repair and maintenance costs, increased lease costs, including the addition of 1,000 leased containers during the first quarter of 1994 for use in North American stacktrain operations. The increase in information systems costs for the first half of 1994 was due to software purchases in the first quarter of 1994. Other operating expenses increased in the second quarter and first half of 1994 compared with the second quarter and first half of 1993 primarily due to higher employee costs, particularly in Asia.

       Certain of the company's collective bargaining agreements covering shipboard and shoreside employees in the U.S. expired in June 1994. Negotiations with all but one of the respective unions have resulted in new agreements expiring in June 1995 or December 1997, subject to ratification by the respective union memberships. Negotiations with the remaining union have resulted in a framework agreement, which, if concluded, would expire in June 1998. It is anticipated that negotiation of the remaining provisions of this agreement will be concluded by October 31, 1994, although no assurances can be given to that effect. The union has agreed that there will be no strikes or stoppages of work prior to that date.

       General and administrative expenses increased 52% and 44% in the second quarter and first half of 1994 compared with the second quarter and first half of 1993, respectively, primarily due to an increase in expenditures of approximately $7 million and $13 million in the second quarter and first half of 1994, respectively, on corporate initiatives to improve the company's financial and order cycle processes. Total spending on corporate initiatives is expected to be approximately $30 million in 1994. Expenditures on corporate initiatives are expected to continue in 1995 and 1996. Depreciation and amortization expense decreased 4% and 3% in the second quarter and first half of 1994 compared with the second quarter and first half of 1993, respectively, primarily due to certain equipment reaching the end of its depreciable life during 1993. Net interest expense increased from $3 million in the second quarter of 1993 to $4 million in the second quarter of 1994. Interest income increased in 1994 due to higher cash balances and slightly higher interest rates, which partially offset the increase in interest expense from the Senior Notes and Debentures issued in the fourth quarter of 1993 and the first quarter of 1994, respectively. Net interest expense for the first half of 1994 was relatively unchanged from the first half of 1993, as the increase in interest income in 1994 offset the increase in interest expense.

       The company's estimated income tax rate for 1994 is 34%, compared with 37% in 1993. The 1994 income tax rate includes the effect of revisions of prior years' estimated tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
___________________________________________________________________________________________
                                                         July 1                December 31
As of:                                                     1994                       1993
___________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-term Investments                               $   214                   $     84
 Working Capital                                            231                         51
 Total Assets                                             1,612                      1,454
 Long-Term Debt and Capital
   Lease Obligations (1)                                    405                        272
___________________________________________________________________________________________

                                                         July 1                    June 25
For the quarter ending:                                    1994                       1993
___________________________________________________________________________________________
 Cash Provided by Operations                            $    46                   $     80
___________________________________________________________________________________________
NET CAPITAL EXPENDITURES
 Ships                                                  $     8                   $     75
 Containers, Chassis and Rail Cars                           20                         18
 Leasehold Improvements and Other                            20                          9
___________________________________________________________________________________________
   Total                                                $    48                   $    102
___________________________________________________________________________________________
INVESTING ACTIVITIES
   Proceeds from Sale of Long-term
     Investment                                                                   $     11
___________________________________________________________________________________________
FINANCING ACTIVITIES
   Borrowings                                           $   147                   $    351
   Repayment of Debt and Capital Leases                    (14)                      (474)
   Dividend Payments                                        (9)                        (7)
___________________________________________________________________________________________
___________________________________________________________________________________________

(1)  Includes current and long-term portions.

       In January 1994, the company issued $150 million 30-year Senior Debentures at an effective interest rate of 8.2%, the net proceeds from which were $147 million. The net proceeds from the issuance of this debt, combined with a portion of the net proceeds from the 10-year Senior Note offering of $150 million in November 1993, will be used to finance vessel purchases, other capital expenditures and for general corporate purposes.

       In the first quarter of 1993, the company used $131 million cash and borrowings under its previous revolving credit agreement to purchase leased ships, repay the related capital lease obligations and to retire $95 million of 11% public notes. Also in the first half of 1993, the company sold its investment in Amtech Corporation, the proceeds from which were $11 million, and resulted in a pretax contribution of $9 million.

       In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11") and three new Kl0-class containerships ("K10") for an aggregate cost of approximately $732 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company and OOCL have agreed to deploy the company's C11s and OOCL's similar vessels upon their delivery in 1995 and 1996, respectively, in their coordinated trans-Pacific service under their slot-sharing agreement, which deployment will require U.S. government approval. The deployment of the 12 new C11-type vessels by the company and OOCL, replacing 16 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity will be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, no assurances can be given with respect to anticipated growth in demand, the utilization or impact of the increased capacity or whether the necessary U.S. government approval of the agreed deployment of the vessels will be granted.

       The company's K10s, in combination with capacity from its six C11s, are expected to replace four L9-class vessels chartered by the company and used in its West Asia/Middle East service. Delivery of the K10s is scheduled for 1996, which is when the charters of the L9s will expire. Any alliance agreement with MOL, NLL and OOCL may impact the deployment and/or the ultimate ownership of the K10s. Deployment of the company's K10s may be subject to U.S. government approval.

       The C11 vessels are being constructed by Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $537 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and a progress payment of $4 million was made to HDW in the first 26-weeks of 1994. The remaining progress payments are due in installments of $27 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12 year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and cash from operations.

       The K10s are being constructed by Daewoo. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels. The costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and cash from operations.

       Other than vessel progress payments, the company's capital expenditures in the second quarter and first half of 1994 were primarily for purchases of containers, chassis, leasehold improvements and an office in Mexico. In the second quarter and first half of 1993, capital expenditures were for the buy-out of certain vessel capital leases and purchases of refrigerated containers.

       Capital expenditures in 1994 are expected to total approximately $200 million, including $31 million for vessel progress payments. The remaining planned 1994 capital expenditures are for purchases of refrigerated containers, chassis, terminal improvements in North America and Asia, and computer systems, and will be financed with the net proceeds from the company's November 1993 and January 1994 public debt offerings, cash from operations and financing arrangements. At July 1, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $79 million.

       In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million.

       On June 1, 1994 the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6 million in 1993. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $12 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $38 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

       On March 25, 1994, the company entered into a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million for a five-year period. The credit agreement contains various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. Any outstanding borrowings under this agreement would be classified as long-term. There have been no borrowings under this agreement.

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

       Among these actions are approximately 1,140 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In one case, Miller, Administrator of Estate of Moline vs. American Mail Line, et. al., U.S. District Court, Northern District of Ohio, C86-821, a judgment was entered in May 1991 awarding punitive damages of $50,000 per named defendant, along with compensatory damages aggregating $166,000. In March 1993, the U.S. Court of Appeals for the Sixth Circuit vacated the punitive damages award, holding that punitive damages are not available in a general maritime unseaworthiness action for wrongful death of a seaman, remanded the case for consideration of defendants' claims for indemnity and contribution, and otherwise affirmed the judgment of the District Court. The plaintiff filed a petition for certiorari with the U.S. Supreme Court in August 1993. The court refused review of the case without comment on October 12, 1993.

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

       In March 1992, in connection with the same matter, the government of Guam and four private shippers filed a class action complaint in the United States District Court, District of Columbia, based on the same allegations, seeking an undetermined amount of damages on behalf of all shippers of cargo to and from Guam on the company's vessels and the vessels of the other named defendant. In January 1993, the class action complaint was dismissed. In July 1994, the decision of dismissal was affirmed by the U.S. Court of Appeals for the Circuit of the District of Columbia.

       On April 28, 1994, a lawsuit, Hockert Pressman & Flohr Money Purchase Plan, et. al. vs. American President Companies, Ltd., et. al., was filed against the company and certain of its officers in United States District Court for the Northern District of California. The suit alleges that the company and certain officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and seeks unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through March 30, 1994. The company believes that it has meritorious defenses and intends to defend itself vigorously against this lawsuit.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders was held on April 28, 1994 in Oakland, California. Two proposals, in addition to the election of directors, were submitted to the stockholders as described in the company's Proxy Statement dated March 28, 1994 and were voted upon and approved by the stockholders at the meeting. The following table describes the results of the stockholder votes:

                                        Votes          Votes       Withheld            Non
                                          For        Against       /Abstain          Votes
____________________________________________________________________________________________

Election of Directors:

   Class I Nominees:
     Tully M. Friedman             27,928,484                       428,826
     G. Craig Sullivan             27,921,341                       435,969

   Class II Nominees:
     Charles S. Arledge            27,930,311                       426,999
     F. Warren Hellman             27,928,691                       428,619
     Timothy J. Rhein              27,927,831                       429,479
     Forrest N. Shumway            27,928,482                       428,828
     Barry L. Williams             27,918,874                       438,436

Amendment of 1989 Stock
 Incentive Plan                    17,274,594      9,302,099         99,841      1,680,776

Election of Auditors               27,686,511        343,567        327,232

The voting included 24,395,810 shares of Common Stock (each of which is entitled to one vote), representing 89.7% of the outstanding shares of Common Stock on the record date of March 1, 1994 and 1,500,000 shares of Preferred Stock (each of which is entitled to approximately 2.641 votes), representing 100% of the outstanding shares of Preferred Stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

       The following documents are exhibits to this Form 10-Q:

Exhibit
  No.                       Description of Document
_______                     _______________________

10.1 Amendment No. 6 to the Lease Agreement between Port of Seattle and American President Lines, Ltd. at Terminal 5, and assignment of the lease from American President Lines, Ltd. to Eagle Marine Services, Ltd. dated June 1, 1994, excluding exhibits and other related agreements.

10.2 Amendment No. 1 to the amended and restated Excess-Benefit Plan of the company, effective May 31, 1994.

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

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated: August 12, 1994                        By    /s/    William J. Stuebgen
______________________                        ________________________________
                                                           William J. Stuebgen
                                                              Vice President,
                                                              Controller and
                                                        Chief Accounting Officer