Form 10-Q/A
period 1994-07-01
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-08-17
CIK 725457

________________________________________________________________________________
________________________________________________________________________________



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

                       AMERICAN PRESIDENT COMPANIES, LTD.

                                      INDEX



           PART I.        FINANCIAL INFORMATION                                          Page
                          _____________________

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                            1-11


           SIGNATURES                                                                      12

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

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
_______________________________________________________________________________________________
Import
  Volumes                               52.4     47.0     11%        102.2     99.2       3%
  Average Revenue per FEU            $  4,129 $  4,151   (1%)      $  4,089 $  4,092      0%
_______________________________________________________________________________________________
Export
  Volumes                               36.6     34.0      8%         79.1     72.4       9%
  Average Revenue per FEU            $  3,128 $  3,196   (2%)      $  3,107 $  3,326    (7%)
_______________________________________________________________________________________________
Intra-Asia
  Volumes                               43.3     40.1      8%         93.4     82.0      14%
  Average Revenue per FEU            $  1,868 $  1,851     1%      $  1,898 $  1,878      1%
_______________________________________________________________________________________________
_______________________________________________________________________________________________

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

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
_______________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                          $    127 $    102    24%      $    260 $    208     25%
 Non-Stacktrain                            54       47    12%           111       96     15%
_______________________________________________________________________________________________
Stacktrain Volumes
 North America                          94.0     77.2     22%        193.7    157.6      23%
 International                          46.2     43.4      6%         94.6     91.6       3%
_______________________________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)                 $  1,352 $  1,324     2%      $  1,344 $  1,322      2%
_______________________________________________________________________________________________
_______________________________________________________________________________________________

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

        General  and  administrative expenses increased 52%  and  44%  in  the second quarter and first half of 1994 compared with the second quarter and first half of 1993, respectively, primarily due to an increase in expenditures of approximately $7 million and $13 million in the second quarter and first half of 1994, respectively, on corporate initiatives to improve the company's financial and order cycle processes. Total spending on corporate initiatives is expected to be approximately $30 million in 1994. Expenditures on corporate initiatives are expected to continue in 1995 and 1996. The company presently anticipates that, during the next two years, between 550 and 900 positions will be eliminated as a result of order cycle process changes, and approximately 50 positions will be eliminated as a result of financial process changes. The actual number of position reductions, however, will not be finally determined until design and implementation of the new processes in 1995 and 1996. Depreciation and amortization expense decreased 4% and 3% in the second quarter and first half of 1994 compared with the second quarter and first half of 1993, respectively, primarily due to certain equipment reaching the end of its depreciable life during 1993. Net interest expense increased from $3 million in the second quarter of 1993 to $4 million in the second quarter of 1994. Interest income increased in 1994 due to higher cash balances and slightly higher interest rates, which partially offset the increase in interest expense from the Senior Notes and Debentures issued in the fourth quarter of 1993 and the first quarter of 1994, respectively. Net interest expense for the first half of 1994 was relatively unchanged from the first half of 1993, as the increase in interest income in 1994 offset the increase in interest expense.

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

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated: August 17,1994                          By    /s/    Maryellen B. Cattani
_____________________                          _________________________________
                                                            Maryellen B. Cattani
                                                          Senior Vice President,
                                                              Secretary and
                                                             General Counsel