Form 10-Q
period 1994-09-23
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-11-04
CIK 725457

______________________________________________________________________________
______________________________________________________________________________



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 23, 1994
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________



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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                             Outstanding at October 21, 1994
____________________________                     _______________________________

Common Stock, $.01 par value                                    27,302,492

______________________________________________________________________________
______________________________________________________________________________

                       AMERICAN PRESIDENT COMPANIES, LTD.

                                      INDEX



           PART I.        FINANCIAL INFORMATION                                          Page
                          _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                              3
           Balance Sheet                                                                    4
           Statement of Cash Flows                                                          5
           Notes to Consolidated Financial Statements                                    6-13

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                           14-23


           Part II.       OTHER INFORMATION
                          _________________

Item 1.    Legal Proceedings                                                            24-25

Item 6.    Exhibits and Reports on Form 8-K                                                25

           SIGNATURES                                                                      26

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

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
_______________________________________________________________________________________________
(In thousands, except                     Quarter Ended                   38 Weeks Ended
   per share amounts)             September 23    September 17     September 23    September 17
                                          1994            1993             1994            1993
_______________________________________________________________________________________________
REVENUES                            $  672,121      $  625,409    $   2,028,777   $   1,840,241
_______________________________________________________________________________________________
EXPENSES
Operating, Net of Operating-
   Differential Subsidy                593,717         537,076        1,806,775       1,618,631
General and Administrative              16,769          13,623           55,804          40,645
Depreciation and Amortization           24,459          25,349           77,294          80,050
_______________________________________________________________________________________________
     Total Expenses                    634,945         576,048        1,939,873       1,739,326
_______________________________________________________________________________________________
OPERATING INCOME                        37,176          49,361           88,904         100,915

OTHER INCOME (EXPENSE)
Interest Income                          3,746             648            9,807           2,846
Interest Expense                       (6,839)         (3,537)         (20,584)        (13,271)
Gain on Sale of Investment                                                                8,934
_______________________________________________________________________________________________
Income Before Taxes                     34,083          46,472           78,127          99,424
Federal, State and
   Foreign Tax Expense                  11,520          20,938           26,407          40,530
_______________________________________________________________________________________________
NET INCOME                          $   22,563      $   25,534    $      51,720   $      58,894
_______________________________________________________________________________________________
Less Dividends on
   Preferred Stock                       1,688           1,688            5,063           5,063
NET INCOME APPLICABLE TO
   COMMON STOCK                     $   20,875      $   23,846    $      46,657   $      53,831
_______________________________________________________________________________________________
_______________________________________________________________________________________________

EARNINGS PER COMMON SHARE
_______________________________________________________________________________________________
Primary Earnings
   Per Common Share                    $  0.74         $  0.85          $  1.64         $  1.95
_______________________________________________________________________________________________

Fully Diluted Earnings
   Per Common Share                    $  0.70         $  0.80          $  1.60         $  1.86
_______________________________________________________________________________________________

DIVIDENDS PER COMMON SHARE             $  0.10         $  0.075         $  0.30         $  0.225
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
________________________________________________________________________________________________
(In thousands, except share amounts)                              September 23      December 31
                                                                          1994             1993
________________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $      44,049    $      84,053
Short-Term Investments                                                 197,902
Trade and Other Receivables                                            269,981          271,053
Fuel and Operating Supplies                                             38,898           35,354
Prepaid Expenses and Other                                              49,561           48,378
________________________________________________________________________________________________
   Total Current Assets                                                600,391          438,838
________________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                                  678,105          676,854
Containers, Chassis and Rail Cars                                      764,904          750,557
Leasehold Improvements and Other                                       257,831          249,636
Construction in Progress                                                95,717           74,138
________________________________________________________________________________________________
                                                                     1,796,557        1,751,185
Accumulated Depreciation and Amortization                            (874,964)        (825,003)
________________________________________________________________________________________________
   Property and Equipment, Net                                         921,593          926,182
________________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                           121,800           89,357
________________________________________________________________________________________________

   Total Assets                                                  $   1,643,784    $   1,454,377
________________________________________________________________________________________________
________________________________________________________________________________________________


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
   and Capital Leases                                             $      4,746    $       4,395
Accounts Payable and Accrued Liabilities                               404,417          383,029
________________________________________________________________________________________________
   Total Current Liabilities                                           409,163          387,424
________________________________________________________________________________________________
DEFERRED INCOME TAXES                                                  134,805          130,228
________________________________________________________________________________________________
OTHER LIABILITIES                                                      113,905          118,966
________________________________________________________________________________________________
LONG-TERM DEBT                                                         378,135          250,610
CAPITAL LEASE OBLIGATIONS                                               13,733           16,696
________________________________________________________________________________________________
   Total Long-Term Debt and Capital Lease Obligations                  391,868          267,306
________________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
________________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000
   Shares Series C, Shares Issued and Outstanding-
   1,500,000 in 1993 and 1992                                           75,000           75,000
________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding-
   27,291,000 in 1994 and 26,837,000 in 1993                            27,291           26,837
Additional Paid-In Capital                                              66,569           61,656
Retained Earnings                                                      425,183          386,960
________________________________________________________________________________________________
   Total Stockholders' Equity                                          519,043          475,453
________________________________________________________________________________________________
   Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,643,784    $   1,454,377
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.
American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________________________________________
(In thousands)                                                            38 Weeks Ended
                                                                  September 23     September 17
                                                                          1994             1993
________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         $    51,720      $    58,894
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                        77,294           80,050
   Deferred Income Taxes                                                 8,248           13,379
   Change in Receivables                                                 8,542         (42,436)
   Issuance of Notes Receivable on Sales of Real Estate                (7,470)          (3,015)
   Change in Fuel and Operating Supplies                               (3,544)          (5,396)
   Change in Prepaid Expenses and Other Current Assets                 (4,854)            1,917
   Gain on Sale of Assets                                              (2,280)         (13,977)
   Change in Accounts Payable and Accrued Liabilities                   25,292           36,039
   Other                                                                 1,600           12,950
________________________________________________________________________________________________
     Net Cash Provided by Operating Activities                         154,548          138,405
________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                                  (78,568)        (113,466)
Proceeds from Sales of Property and Equipment                            4,227            3,968
Proceeds from Sale of Long-Term Investment                                               11,310
Purchase of Short-Term Investments                                   (291,951)
Proceeds from Sales of Short-Term Investments                           94,049           38,846
Transfers from Capital Construction Fund                                                  8,843
Deposit to Capital Construction Fund                                  (36,860)          (6,140)
Other                                                                  (2,342)            1,313
________________________________________________________________________________________________
     Net Cash Used in Investing Activities                           (311,445)         (55,326)
________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                                       147,348          419,506
Repayments of Debt                                                    (19,881)        (462,331)
Repayments of Capital Lease Obligations                                (2,680)        (112,678)
Dividends Paid                                                        (13,231)         (11,026)
Other                                                                    5,101            7,676
________________________________________________________________________________________________
      Net Cash Provided by (Used in)
       Financing Activities                                            116,657        (158,853)
________________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                                    236          (1,895)
________________________________________________________________________________________________
     NET DECREASE IN CASH AND CASH EQUIVALENTS                        (40,004)         (77,669)
________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                        84,053           92,835
________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                         $    44,049      $    15,166
________________________________________________________________________________________________
________________________________________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________________________________________
CASH PAID FOR:
Interest                                                           $    16,638      $    22,050
Income Taxes, Net of Refunds                                       $    11,953      $    13,789
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Capitalized Interest

        For the third quarter and the three quarters ending September 23, 1994, the company capitalized interest of $1.5 million and $4.4 million, respectively, related to cash expenditures for the construction of the C11-class and K10-class vessels. For the third quarter and the three quarters ending September 17, 1993, the company capitalized interest of $0.5 million and $0.6 million, respectively, related to cash expenditures for the construction of the C11-class vessels.

       Income Taxes

        The company's estimated effective income tax rate for 1994 is 34%, compared with 41% in 1993. The 1994 effective tax rate includes the effect of revisions of prior years' estimated tax liabilities. The 1993 effective tax rate includes an adjustment of $3.2 million to reflect the effect of an increase in the maximum corporate federal income tax rate to 35%.

       Reclassifications

        Certain 1993 amounts have been reclassified to conform with the 1994 presentation.


Note 2.    United States Maritime Administration Agreements

Operating-Differential Subsidy Agreement

        The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. For the quarters ending September 23, 1994 and September 17, 1993, subsidy was $13.9 million and $14.7 million, respectively, and for the three quarters ending September 23, 1994 and September 17, 1993, subsidy was $43.9 million and $45.3 million, respectively, and has been included as a reduction of operating expenses. The ODS agreement also requires the company to replace the capacity of its existing vessels as they reach the end of their statutory lives if a construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981.

        In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. In March 1994, the Clinton Administration's maritime support proposal was sent to Congress, and introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. The House approved H.R. 4003, which would have provided subsidies for approximately 52 U.S.-flag vessels over the next ten years, or an annual subsidy of $2.1 million per vessel for vessels enrolled in the program. However, Congress adjourned without enacting this legislation. In October 1994, President Clinton issued a statement that his Administration would work with the Congress to enact
maritime        support        legislation        in        1995.          The

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 2.    United States Maritime Administration Agreements (continued)

Operating-Differential Subsidy Agreement (continued)

company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

        While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On October 13, 1994, the company requested that MarAd act by November 1, 1994 on the company's request for authority to operate its C11-class vessels under foreign flag. MarAd action on both applications is still pending, and while no assurances can be given as to whether the authority will be granted, the company expects to receive a response from MarAd within the next few months.

        Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag after the expiration of its ODS agreement because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

Capital Construction Fund

        The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In September 1994, the company made a deposit of $36.9 million to its CCF. Also in September 1994, the company sold an undivided interest in $40 million of its trade accounts receivable to its CCF for $36.9 million in cash. At September 23, 1994 the CCF's $36.9 million investment in the company's trade accounts receivable, net of an unamortized discount of $3.1 million, is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3.    Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities at September 23, 1994 and December 31, 1993, were as follows:

________________________________________________________________________________________________
(In thousands)                                                  September 23        December 31
                                                                        1994               1993
________________________________________________________________________________________________
Accounts Payable                                                 $    59,394        $    39,101
Accrued Liabilities                                                  256,832            271,477
Current Portion of Accrued Claims                                     23,100             11,500
Income Taxes Payable                                                   7,757              1,551
Unearned Revenue                                                      57,334             59,400
________________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities                   $   404,417        $   383,029
________________________________________________________________________________________________
________________________________________________________________________________________________

Note 4.    Long-Term Debt

        Long-Term Debt at September 23, 1994 and December 31, 1993 consisted of the following:

________________________________________________________________________________________________
(In thousands)                                                  September 23        December 31
                                                                        1994               1993
________________________________________________________________________________________________
8% Senior Debentures $150 million Face Amount
  Due on January 15, 2024 (1)                                    $   147,138
7 1/8% Senior Notes $150 million Face Amount
  Due on November 15, 2003 (1)                                       148,024        $   147,915
Series I 8% Vessel Mortgage Bonds
   Due Through 1997(2)                                                61,941             81,000
8% Refunding Revenue Bonds Due on November 1, 2009                    12,000             12,000
Refunding Revenue Bonds, at Various Rates Not to
   Exceed 12%, Due on November 1, 2009                                 6,495              6,495
Note Payable at 9% Due Through 1997                                    2,841              3,577
Notes Payable at Prime plus 1%                                           572                616
Note Payable at 10% Due Through 1998                                     185
________________________________________________________________________________________________
Total Debt                                                           379,196            251,603
Current Portion                                                      (1,061)              (993)
________________________________________________________________________________________________
Long-Term Debt                                                   $   378,135        $   250,610
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement, in November 1993, the company issued 7 1/8% Senior Notes with a face amount of $150 million. The unamortized discount was $2.0 million and $2.1 million at September 23, 1994 and December 31, 1993, respectively. The effective interest rate of this debt is 7.325%, and interest payments are due semiannually. Also pursuant to this registration statement, in January 1994, the company issued 8% Senior Debentures with a face amount of $150 million. These senior debentures had an unamortized discount of $2.9 million at September 23, 1994. The effective interest rate on this debt is 8.172%, and interest payments are due semiannually.

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

________________________________________________________________________________________________
Weighted Average Number of Common Shares
________________________________________________________________________________________________
(In millions)                      Quarter Ended                        38 Weeks Ended
                               September 23     September 17      September 23     September 17
                                       1994             1993              1994             1993
________________________________________________________________________________________________
Primary                               28.3             27.9              28.4             27.6
Fully Diluted                         32.3             31.9              32.3             31.7
________________________________________________________________________________________________
________________________________________________________________________________________________

Cash Dividends

        On October 7, 1994, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on November 30, 1994 to common stockholders of record on November 15, 1994. The Board of Directors also declared a cash dividend of $1.125 on the 9% Series C Cumulative Convertible Preferred Stock, payable on December 15, 1994 to preferred stockholders of record on December 1, 1994.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 5.    Stockholders' Equity (continued)

Stock Incentive Plans

        At the 1994 Annual Meeting of Stockholders on April 28, 1994, the company received stockholder approval to increase the number of shares of common stock reserved for issuance under the 1989 Stock Incentive Plan by 2,000,000 shares. Pursuant to the 1989 Stock Incentive Plan, the company granted options to acquire 1,238,908 shares to 380 key employees of the company on April 28, 1994. These options have an exercise price of $22.38 and vest between 1995 and 2002 based upon the achievement of stock price appreciation targets. The percentage of the options that vest during specified time periods will depend on the amount of stock price appreciation in those time periods. After five years, the options will vest as to 60% of the covered shares if not otherwise vested, and after nine years, the options will vest as to the remaining 40% if not otherwise vested. These options expire in July 2003.

        In addition, pursuant to the 1992 Directors Stock Option Plan, the company granted options to acquire 32,000 shares to eight non-employee directors of the company on April 29, 1994. These options have an exercise price of $20.625 and become exercisable in three equal installments on the anniversaries of the date of grant, and expire in April 2004.


Note 6.    Commitments and Contingencies

Commitments

        In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and aggregate progress payments of $14 million were made to HDW during the first three quarters of 1994. The remaining progress payments are due in installments of $17 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels in 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

        In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At September 23, 1994, the company had contracts to purchase $227.7 million in Deutsche marks.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies (continued)

Commitments (continued)

        In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated project cost for construction of these vessels is $194 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels in 1996. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and cash from operations. The alliance agreements with MOL, NLL and OOCL described below may impact the deployment and/or the ultimate ownership of the K10-class vessels.

         At September 23, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $63 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At September 23, 1994, the company had outstanding letters of credit totaling $10.5 million, which guarantee the company's performance under certain of its commitments.

        In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million.

        In June 1994, the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6.3 million in 1993. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $12.4 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $37.7 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

        The company and Orient Overseas Container Line, a Hong Kong shipping company ("OOCL"), are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Since December 1993, the company has been required to purchase additional vessel space from OOCL and to compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

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

        On September 5, 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade. The carriers currently expect to commence service under this agreement in late 1995 or early 1996. The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in the Asia-U.S. East Coast trade via Panama. The four carriers currently expect to initiate a weekly, all-water service under this agreement in April 1995. Both agreements are subject to government approvals in the U.S. and Japan.

        Additionally, on September 22, 1994, the four carriers and CGM Orient, S.A. ("CGM") and Malaysian International Shipping Corporation BHD ("MISC") signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Northern Europe-Far East trade. On October 27, 1994, CGM announced its withdrawal from this trade, and MISC and NLL have agreed to assume its rights and obligations under the agreement. The carriers currently expect to commence service under the agreement in January 1996. Prior to the commencement of this alliance, the company will enter the Northern Europe-Far East trade by chartering vessel space from MOL.

        The company's net commitment under the alliance agreements depends upon pending U.S. government approvals and final vessel space allocation.

        The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $15.9 million at September 23, 1994.

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

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Business Segment Information

________________________________________________________________________________________________
(In millions)                          Quarter Ended                      38 Weeks Ended
                               September 23     September 23      September 23     September 23
                                       1994             1993              1994             1993
________________________________________________________________________________________________
Revenues
   Transportation               $    672.1       $    623.3         $ 2,012.6        $ 1,831.8
   Real Estate                                          2.1              16.2              8.5
________________________________________________________________________________________________
   Total Revenues               $    672.1       $    625.4         $ 2,028.8        $ 1,840.3
________________________________________________________________________________________________

Operating Income
   Transportation               $     37.2       $     48.3         $    79.9        $    96.3
   Real Estate                                          1.0               9.0              4.6
________________________________________________________________________________________________
   Total Operating Income       $     37.2       $     49.3         $    88.9        $   100.9
________________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                 Third Quarter                Year to Date

(In millions)                            1994     1993     Change      1994     1993     Change
_______________________________________________________________________________________________
REVENUES
_______________________________________________________________________________________________
 International Transportation        $    498 $    475     5%      $  1,468 $  1,379      6%
 North America Transportation             174      148    18%           545      452     20%
 Real Estate                                         2 (100%)            16        9     90%
_______________________________________________________________________________________________
OPERATING INCOME
 Transportation                      $     37 $     48  (23%)      $     80 $     96   (17%)
 Real Estate                                         1 (100%)             9        5     94%
_______________________________________________________________________________________________
_______________________________________________________________________________________________

        Transportation operating income declined in the third quarter and first three quarters of 1994 from the third quarter and first three quarters of 1993, primarily due to increases in certain operating costs, and increased expenditures of $5 million in the third quarter of 1994 and $19 million in the first three quarters of 1994 on corporate initiatives to improve the company's financial and order cycle processes. These cost increases were partially offset by increased stacktrain volumes and revenue per forty-foot equivalent unit ("FEU") in the company's North America business and volume improvements in the company's U.S. import business. Additionally, in the third quarter of 1994, U.S. export volumes declined due to the company's loss of its position as primary carrier of military cargo, which it held from June 1993 through May 1994, partially offset by higher export revenue per FEU in the third quarter.

        The company completed the sales of its remaining real estate holdings in the second quarter of 1994. In the first three quarters of 1994 real estate sales contributed $9 million to operating income compared with $5 million in the first three quarters of 1993, $1 million of which was in the third quarter of 1993.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                 Third Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
Import
  Volumes                               56.3     53.1      6%        158.5    152.3       4%
  Average Revenue per FEU            $  4,178 $  4,187     0%      $  4,121 $  4,125      0%
________________________________________________________________________________________________
Export
  Volumes                               35.5     37.2    (5%)        114.6    109.6       5%
  Average Revenue per FEU            $  3,324 $  3,204     4%      $  3,174 $  3,285    (3%)
________________________________________________________________________________________________
Intra-Asia
  Volumes                               40.6     40.2      1%        134.0    122.2      10%
  Average Revenue per FEU            $  1,849 $  1,857     0%      $  1,883 $  1,871      1%
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method which is used for financial reporting purposes.

        The company's U.S. import volumes increased in the third quarter and first three quarters of 1994 compared with the same periods in 1993 primarily due to service enhancements in the People's Republic of China in 1994, and increased demand in this market resulting from improved U.S. economic conditions in the third quarter of 1994. Volumes of U.S. export cargo declined in the third quarter of 1994 compared with the third quarter of 1993 due to the loss of the company's position as preferred carrier of military dry cargo in June 1994. The company's position as preferred carrier for U.S. military cargo from June 1993 to May 1994 contributed to increased export volumes for the first three quarters of 1994 compared with the same period in 1993. The company's intra-Asia volumes increased marginally in the third quarter of 1994 compared with last year's third quarter due to increased shipments of refrigerated cargo, partially offset by lower volumes of commercial dry cargo. Intra-Asia volumes for the first three quarters of 1994 increased compared with the first three quarters of 1993 as a result of the company's expanded service to and from China and the growing economies in Southeast and West Asia and the Middle East in 1994. Additionally, refrigerated cargo volumes in this market have grown substantially since last year.

        Average revenue per FEU for the company's U.S. import shipments was relatively unchanged in the third quarter and first three quarters of 1994, compared with the same periods in 1993, as competitive pressures in this market have continued to hold import rates down. Average revenue per FEU in the company's U.S. export market increased in the third quarter of 1994, compared with last year's third quarter due to a greater proportion of higher-rated refrigerated cargo in this market and less lower-rated military dry cargo. For the first three quarters of 1994, average revenue per FEU in the company's U.S. export market were lower than for the 1993 period due to reduced rates in the first half of the year resulting from weak market conditions and increased competition. Average revenue per FEU in the company's intra-Asia market was relatively unchanged in the third quarter of 1994 compared with last year's third quarter as volumes of lower-rated commercial dry cargo from the Middle East were offset by increased volumes of refrigerated cargo. Average revenue per FEU in the company's intra-Asia market increased slightly in the first three quarters of 1994 compared with the first three quarters of 1993, primarily attributable to an increase in higher-rated commercial refrigerated cargo, partially offset by competitive rate pressures.

        Utilization of the company's containership capacity in the first three quarters of 1994 was 89% and 95% for import and export shipments, respectively, compared with 89% and 91%, respectively, in the first three quarters of 1993. Import capacity in the first three quarters of 1994 was increased by additional vessel space purchased from Orient Overseas Container Line ("OOCL") since December 1993. The increase in vessel utilization in the company's U.S. export market in the first three quarters of 1994 resulted primarily from higher volumes of export cargo carried by the company.

        Accounts receivable from shippers in the People's Republic of China increased 80% between year end 1993 and the end of the third quarter of 1994, and represented approximately 18% of the company's outstanding receivables at September 23, 1994, compared with approximately 12% at December 31, 1993. This increase is related in part to a significant increase in revenues from the People's Republic of China. In addition, the company and other ocean carriers engage agents in the People's Republic of China to book cargo and collect from shippers and, due to local practices, collections of accounts receivable by the agents and remittances to carriers have not been made on a timely basis. The company believes that as of September 23, 1994 it has adequately accrued for expected uncollectible accounts receivable, but no assurances can be given to that effect. Additionally, the company is working with other carriers in this trade to change the local practices to accelerate agents' collections from the customers and remittances to the carriers.

        The company expects continuing competitive pressures on the company's U.S. import and intra-Asia rates at least for the balance of the year. The fact that the company is no longer the primary trans-Pacific carrier for military dry cargo as it had been from June 1993 through May 1994, will continue to impact U.S. export volumes. Operating costs are expected to be adversely affected by the continued weakness of the U.S. dollar against the Japanese yen, and relatively higher fuel costs.

        The company and OOCL, a Hong Kong shipping company, are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. Under the slot-sharing agreement, the company and OOCL have designated a combined total of approximately 7,000 FEUs per week in the eastbound direction and 5,400 FEUs per week in the westbound direction to be allocated to each company based upon proportions specified in the agreement. Since December 1993, the company has been required to purchase additional vessel space from OOCL for approximately $7 million annually, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the delivery of the company's C11-class vessels in 1995.

        In April 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo will be transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. The company will charter from TMM between 200 and 240 FEUs per week in the eastbound direction, and 115 FEUs per week in the westbound direction. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5 million per year.

        On September 5, 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade. The carriers currently expect to commence service under this agreement in late 1995 or early 1996. The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in the Asia-U.S. East Coast trade via Panama. The four carriers currently expect to initiate a weekly, all-water service under this agreement in April 1995. Both agreements are subject to government approvals in the U.S. and Japan.

        Additionally, on September 22, 1994, the four carriers and CGM Orient, S.A. ("CGM") and Malaysian International Shipping Corporation BHD ("MISC") signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Northern Europe-Far East trade. On October 27, 1994, CGM announced its withdrawal from this trade, and MISC and NLL have agreed to assume its rights and obligations under the agreement. The carriers currently expect to commence service under the agreement in January 1996. Prior to the commencement of this alliance, the company will enter the Northern Europe-Far East trade by chartering vessel space from MOL.

        The company's net commitment under the alliance agreements depends upon pending U.S. government approvals and final vessel space allocation.

        The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $44 million and $45 million in the first three quarters of 1994 and 1993, respectively, and totaled $65 million in 1993.

        In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. In March 1994, the Clinton Administration's maritime support proposal was sent to Congress, and introduced in the U.S. House of Representatives as H.R. 4003 and in the Senate as S. 1945. The House approved H.R. 4003, which would have provided subsidies for approximately 52 U.S.-flag vessels over the next ten years, or an annual subsidy of $2.1 million per vessel for vessels enrolled in the program. However, Congress adjourned without enacting this legislation. In October 1994, President Clinton issued a statement that his Administration would work with the Congress to enact maritime support legislation in 1995. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

        While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On October 13, 1994, the company requested that MarAd act by November 1, 1994 on the company's request for authority to operate its C11-class vessels under foreign flag. MarAd action on both applications is still pending, and while no assurances can be given as to whether the authority will be granted, the company expects to receive a response from MarAd within the next few months.

        Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag after the expiration of its ODS agreement because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's applications to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                 Third Quarter                Year to Date

                                         1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
Revenues (2) (In millions)
                                              <c.
 Stacktrain                          $    125 $    103    21%      $    385 $    311     24%
 Non-Stacktrain                            49       45    11%           160      141     14%
________________________________________________________________________________________________
Stacktrain Volumes
 North America                          93.1     79.8     17%        286.8    237.4      21%
 International                          48.6     46.4      5%        143.2    138.0       4%
________________________________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)                 $  1,338 $  1,291     4%      $  1,342 $  1,312      2%
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

        Revenues from the company's North America transportation operations increased in the third quarter and first three quarters of 1994 compared with the same periods in 1993, primarily as a result of higher North America stacktrain volumes. The increase in stacktrain volumes in the 1994 periods was due to the improvement in the U.S. economy, increases in Mexican and
Canadian shipments, particularly automotive shipments between the U.S. and Mexico, and competitor equipment shortages. The company added 1,000 containers to its fleet during the first quarter of 1994, which enabled it to meet increasing demand. Stacktrain average revenue per FEU increased in the third quarter and first three quarters of 1994 compared with the same periods in 1993 due to an improvement in cargo mix and increased rates in certain stacktrain markets in the 1994 periods. The company's North America non-stacktrain revenues also improved in the third quarter and first three quarters of 1994 compared with the same periods in 1993, primarily due to increased volumes resulting from an improved U.S. economy.

        During the remainder of 1994, the company intends to continue to add to its fleet of containers, chassis and rail cars via short- and long-term operating leases and purchases in anticipation of growth in demand in the North America stacktrain market. There can be no assurances, however, that such demand will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except                             Third Quarter                Year to Date
 Operating Cost per FEU)                 1994     1993     Change      1994     1993     Change
________________________________________________________________________________________________
 Land Transportation                 $    237 $    217     9%      $    733 $    649     13%
 Cargo Handling                           136      123    10%           401      368      9%
 Vessel, Net                               84       72    17%           246      214     15%
 Transportation Equipment                  48       43    12%           146      131     12%
 Information Systems                       11       11     0%            36       34      6%
 Other                                     78       70    12%           238      219      9%
________________________________________________________________________________________________
 Total                               $    594 $    536    11%      $  1,800 $  1,615     11%
________________________________________________________________________________________________
 Operating Cost per FEU (1)          $  2,633 $  2,550     3%      $  2,594 $  2,599      0%
 Percentage of Transportation
   Revenues                             88%       86%                 89%       88%
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

        Land transportation expenses increased in the third quarter and first three quarters of 1994 from the 1993 periods, due to the increases in North
America stacktrain volumes in the 1994 periods. The increases in cargo handling expenses in the 1994 periods compared with the 1993 periods are attributable to increased stevedoring costs, which were impacted by higher labor rates in Asia and handling of increased cargo to and from China, West Asia and Southeast Asia. Additionally, for the first three quarters of 1994, cargo handling expenses were impacted by labor contract rate increases in the U.S. These increases were partially offset by a favorable land rent settlement in Taiwan in the third quarter of 1994. Vessel expenses increased in the third quarter of 1994 compared with last year's third quarter due to an increase in fuel cost from an average of $13.06 per barrel in the third quarter of 1993 to $16.55 per barrel in this year's third quarter. Vessel expenses were also impacted in the third quarter and first three quarters of
1994 by increased charter hire activity resulting from expanded service to China, an increase in Latin American activity and additional vessel space purchased from OOCL and TMM. Transportation equipment costs increased in the 1994 periods compared with the 1993 periods due to the addition of 1,000 leased containers during the first quarter of 1994 for use in North America stacktrain operations, and increased repair and maintenance costs. Information services costs were unchanged for the third quarter of 1994 compared to the same quarter last year, but increased for the year-to-date period due to software purchases in the first quarter of 1994. Other operating expenses increased in the 1994 periods compared with the 1993 periods primarily due to higher employee costs, particularly in Asia, and the fact that 1993 expense amounts are net of a $3 million gain on the sale of a vessel.

        Certain of the company's collective bargaining agreements covering shipboard and shoreside employees in the U.S. expired in June 1994. Negotiations with all but one of the respective unions have resulted in new agreements expiring in June 1995 or December 1997. Negotiations with the remaining union have resulted in a framework agreement, which, if concluded, would expire in June 1998. It is currently anticipated that negotiation of the remaining provisions of this agreement will be concluded within the next few months, although no assurances can be given to that effect.

        General and administrative expenses increased 23% and 37% in the third quarter and first three quarters of 1994 compared with the 1993 periods, primarily due to increased expenditures of $5 million and $19 million in the third quarter and first three quarters of 1994, respectively, on corporate initiatives to improve the company's financial and order cycle processes. Total spending on corporate initiatives is expected to be approximately $30 million in 1994. Expenditures on corporate initiatives are expected to continue in 1995 and 1996. The company currently anticipates that, during 1995 and 1996, between 550 and 900 positions will be eliminated as a result of order cycle process changes, and approximately 50 positions will be eliminated as a result of financial process changes. The actual number of position reductions, however, will not be finally determined until design and implementation of the new processes in 1995 and 1996. The company also expects to eliminate its administrative offices in Hong Kong by the second quarter of 1995, and to combine certain functions with those performed in Oakland. An evaluation of this consolidation is currently underway to determine which positions will be eliminated or relocated. Costs associated with eliminating or relocating these positions cannot yet be estimated.

        Depreciation and amortization expense decreased 4% and 3% in the third quarter and first three quarters of 1994 compared with the third quarter and first three quarters of 1993, respectively, primarily due to certain equipment reaching the end of its depreciable life during 1993. Net interest expense increased from $2.9 million in the third quarter of 1993 to $3.1 million in the third quarter of 1994. Interest expense from the Senior Notes and Debentures issued in the fourth quarter of 1993 and the first quarter of 1994, respectively, was partially offset by increased interest income in 1994 due to higher cash balances and higher interest rates. Net interest expense was $10.8 million for the first three quarters of 1994 compared with $10.4 million in the first three quarters of 1993, as the increase in interest income in 1994 nearly offset the increase in interest expense.

        The company's estimated effective income tax rate for 1994 is 34%, compared with 41% in 1993. The 1994 effective tax rate includes the effect of revisions of prior years' estimated tax liabilities. The 1993 effective tax rate includes an adjustment of $3.2 million to reflect the effect of an increase in the maximum corporate federal income tax rate to 35%.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
____________________________________________________________________________________________
                                                   September 23                December 31
As of:                                                     1994                       1993
____________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-Term Investments                               $   242                   $     84
 Working Capital                                            191                         51
 Total Assets                                             1,644                      1,454
 Long-Term Debt and Capital
   Lease Obligations (1)                                    397                        272
____________________________________________________________________________________________

                                                   September 23               September 17
For the quarter ending:                                    1994                       1993
____________________________________________________________________________________________
 Cash Provided by Operations                            $   155                   $    138
____________________________________________________________________________________________
NET CAPITAL EXPENDITURES
 Ships                                                  $    19                   $     75
 Containers, Chassis and Rail Cars                           34                         25
 Leasehold Improvements and Other                            26                         13
____________________________________________________________________________________________
   Total                                                $    79                   $    113
____________________________________________________________________________________________
INVESTING ACTIVITIES
   Deposits to Capital Construction Fund               $   (37)                   $    (6)
   Proceeds from Sale of Long-term
     Investment                                                                         11
____________________________________________________________________________________________
FINANCING ACTIVITIES
   Borrowings                                           $   147                   $    420
   Repayment of Debt and Capital Leases                    (23)                      (575)
   Dividend Payments                                       (13)                       (11)
____________________________________________________________________________________________
____________________________________________________________________________________________

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

        In September 1994, the company made a deposit of $37 million to its Capital Construction Fund ("CCF"). Also in September 1994, the company sold an undivided interest in $40 million of its trade accounts receivable to its CCF for $37 million in cash.

        In the first quarter of 1993, the company used $131 million cash and borrowings under its previous revolving credit agreement to purchase leased ships, repay the related capital lease obligations and to retire $95 million of 11% public notes. Also in the first half of 1993, the company sold its investment in Amtech Corporation, the proceeds from which were $11 million, resulting in a pretax contribution of $9 million.

        In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11s") and three new Kl0-class containerships ("K10s") for an aggregate cost of approximately $729 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company's C11s and OOCL's similar vessels will be delivered in 1995 and 1996. The company and OOCL have agreed to initially operate these vessels under their existing trans-Pacific coordinated sailing and slot-sharing agreements, and after January 1, 1996, under their Asia-U.S. West Coast alliance agreement with MOL. The company's deployments will require U.S. government approval, and no assurances can be given as to whether approval will be granted. The deployment of the 12 new C11-type vessels by the company and OOCL, replacing 16 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity will be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, other competing ocean carriers have also placed orders for the construction of new vessels, and no assurances can be given with respect to anticipated growth in demand, utilization of the increased capacity or the potential negative impact of the increased capacity on rates.

        The company's K10s, in combination with capacity from its six C11s, were ordered to replace four L9-class vessels chartered by the company for use in its West Asia/Middle East service. Delivery of the K10s is scheduled for 1996, which is when the charters of the L9s will expire. The alliance agreements with MOL, NLL and OOCL may impact the deployment and/or the ultimate ownership of the K10s. Deployment of the company's K10s may also be subject to U.S. government approval.

        The C11-class vessels are being constructed by Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. A $52 million progress payment was made in 1993 upon contract effectiveness, approximately half of which was paid to HDW and half to Daewoo, and aggregate progress payments of $14 million were made to HDW in the first three quarters of 1994. The remaining progress payments are due in installments of $17 million and $20 million in 1994 and 1995, respectively, and the final 80% is due upon delivery of the vessels in 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12 year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

        The K10s are being constructed by Daewoo. The total estimated project cost for construction of these vessels is $194 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995 and 70% upon delivery of the vessels in 1996. The costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

         Other than vessel progress payments, the company's capital expenditures in the third quarter and first three quarters of 1994 were primarily for purchases of containers, chassis, leasehold improvements and an office in Mexico. In the third quarter and first three quarters of 1993, capital expenditures were for the buy-out of certain vessel capital leases, purchases of refrigerated containers, replacement of transportation equipment and the expansion of facilities in key markets.

        Capital expenditures in 1994 are expected to total approximately $160 million, including $31 million for vessel progress payments. The remaining planned 1994 capital expenditures are for purchases of refrigerated containers, chassis, terminal improvements in North America and Asia, and computer systems, and will be financed with cash from operations, financing arrangements and the net proceeds from the company's November 1993 and January 1994 public debt offerings. At September 23, 1994, the company had outstanding purchase commitments to acquire facilities, equipment and services totaling $63 million, including a commitment of approximately $29 million for railcars that are in the process of being leased.

        In 1993, the company entered into a 30-year lease with the Port of Los Angeles for a new terminal facility. In connection with that lease, the company has agreed to provide at least six gantry cranes and certain intermodal handling equipment by the inception of the lease in 1997, the estimated minimum cost of which, if purchased, is approximately $70 million.

        In June 1994 the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6 million in 1993. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $12 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $38 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

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

        Among these actions are approximately 1,300 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In one case, Miller, Administrator of Estate of Moline vs. American Mail Line, et. al., U.S. District Court, Northern District of Ohio, C86-821, a judgment was entered in May 1991 awarding punitive damages of $50,000 per named defendant, along with compensatory damages aggregating $166,000. In March 1993, the U.S. Court of Appeals for the Sixth Circuit vacated the punitive damages award, holding that punitive damages are not available in a general maritime law unseaworthiness action for wrongful death of a seaman, remanded the case for consideration of defendants' claims for indemnity and contribution, and otherwise affirmed the judgment of the District Court. The plaintiff filed a petition for certiorari with the U.S. Supreme Court in August 1993. The Court refused review of the case without comment on October 12, 1993.

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

        In March 1992, in connection with the same matter, the government of Guam and four private shippers filed a class action complaint in the United States District Court, District of Columbia, based on the same allegations, seeking an undetermined amount of damages on behalf of all shippers of cargo to and from Guam on the company's vessels and the vessels of the other named defendant. In January 1993, the class action complaint was dismissed. In July 1994, the decision of dismissal was affirmed by the U.S. Court of Appeals for the Circuit of the District of Columbia. That dismissal has become final.

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


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

       The following document is an exhibit to this Form 10-Q:

Exhibit
  No.                       Description of Document
_______                     _______________________

10.1 Employment Agreement between the company and Timothy J. Rhein dated July 28, 1992.

10.2 Employment Agreement between the company and Joji Hayashi dated July 28, 1992.

10.3 Employment Agreement between the company and James S. Marston dated July 28, 1992.

10.4 Employment Agreement between the company and John G. Burgess dated July 28, 1992.

10.5 Employment Agreement between the company and Michael Diaz dated July 28, 1992.

27 Financial Data Schedules filed under Article 5 of Regulation S-X for the third quarter of 1994 Form 10-Q.


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

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated:  November 4, 1994                       By    /s/    William  J. Stuebgen
________________________                       _________________________________
                                                           William J. Stuebgen
                                                              Vice President,
                                                              Controller and
                                                        Chief Accounting Officer