Form 10-Q/A
period 1994-04-08
AMERICAN PRESIDENT COMPANIES LTD
filed 1994-12-06
CIK 725457

_____________________________________________________________________________
_____________________________________________________________________________



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




















_____________________________________________________________________________
_____________________________________________________________________________

                       AMERICAN PRESIDENT COMPANIES, LTD.

                                      INDEX



           PART II.   OTHER INFORMATION                                     Page
                      _________________                                     ____


Item 6.    Exhibits and Reports on Form 8-K                                    3

           SIGNATURES                                                          4


This amendment to the Quarterly Report on Form 10-Q for the quarter ended April 8, 1994 is being filed solely for the purpose of re-filing page 13 of
Exhibit 10.4. The remainder of the Form 10-Q, as previously filed, is unchanged.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following documents are exhibits to this Form 10-Q:

Exhibit No.           Description of Document
_____________________________________________________________________________

10.4a Page 13 of the Loan Agreement dated March 14, 1994 by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower).

               American President Companies, Ltd. and Subsidiaries





                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN PRESIDENT COMPANIES, LTD.




Dated: December 6, 1994                         By  /s/ William J. Stuebgen
                                                _______________________________
                                                        William J. Stuebgen
                                                            Vice President,
                                                            Controller and
                                                        Chief Accounting Officer