Form 10-K
period 1994-12-30
AMERICAN PRESIDENT COMPANIES LTD
filed 1995-03-10
CIK 725457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549
                                          FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
       For the fiscal year ended December 30, 1994
                                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from __________________ to __________________

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

Securities registered pursuant to Section 12 (g) of the Act:
                                                None
                                           ______________
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )
                                           ______________
At March 1, 1995 the number of shares of Common Stock outstanding was 27,323,728. Based solely upon the closing price of the New York Stock Exchange on such date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $608 million.

                              Documents Incorporated by Reference

Portions of registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
                                           ______________

                                      TABLE OF CONTENTS

                                                                                         Page

                                             PART I

Items 1. and 2.       BUSINESS AND PROPERTIES                                            3-11
Item 3.               LEGAL PROCEEDINGS                                                 11-12
Item 4.               SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS                                                 12

                                             PART II

Item 5.               MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS                                      12
Item 6.               SELECTED FINANCIAL DATA                                           12-13
Item 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS                                         14-24
Item 8.               CONSOLIDATED FINANCIAL STATEMENTS AND
                          SUPPLEMENTARY DATA                                            24-47
Item 9.               DISAGREEMENTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE                                             48

                                             PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS
                          OF THE REGISTRANT                                                48
Item 11.              EXECUTIVE COMPENSATION                                               49
Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT                                            49
Item 13.              CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS                                                     49

                                             PART IV

Item 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                          REPORTS ON FORM 8-K                                           49-56

                      SIGNATURES                                                        57-58

                                            PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

       American President Companies, Ltd. and its subsidiaries (the "company") provide container transportation and related services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation.

       The company's international transportation operations are conducted through American President Lines, Ltd., an ocean common carrier with operations concentrated in the Pacific Basin. Another operating unit, American Consolidation Services, Ltd., provides cargo distribution, warehousing and freight consolidation services. Stevedoring and terminal operations on the U.S. West Coast are conducted through Eagle Marine Services, Ltd. The company's North America transportation operations are conducted through APL Land Transport Services, Inc., which provides intermodal transportation and freight brokerage, and through American President Trucking Company, Ltd., which provides over-the-road truck transportation in North America. The company was engaged in real estate operations through Natomas Real Estate Company until 1994, when its remaining real estate holdings were sold.

TRANSPORTATION

International

       The company provides ocean-going containerized cargo transportation services in the trans-Pacific and intra-Asia markets. The company's share of the trans-Pacific market for containerized cargo was approximately 9%, 11%, and 11% in 1994, 1993 and 1992, respectively. The company offers five scheduled trans-Pacific services per week between key ports in Asia and four U.S. ports and one Canadian port. The company and Orient Overseas Container Line ("OOCL"), a Hong Kong shipping company, are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings. The term of these agreements extend through 2005. Two of the company's trans-Pacific services are made possible under its agreements with OOCL which permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and sharing of terminals and several feeder operations within Asia.

       In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.
This agreement is subject to government approvals in the U.S. and Japan.

       The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers currently expect to initiate an all-water service under this agreement in March 1995, and weekly service is currently expected to commence by August 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001. The carriers currently expect to commence service under the agreement in January 1996. Prior to the commencement of this alliance, the company will enter the Asia-Europe trade by chartering vessel space through MOL beginning in March 1995.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all currently scheduled to be implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time.

       The following tables show the company's line haul capacity provided to and available from alliance partners under the company's alliance agreements with OOCL since 1991 and other carriers beginning in 1995, as discussed above, in thousands of twenty-foot equivalent units ("TEUs"):

Capacity provided by the company
  to the alliances:                  1992           1993         1994         1995(1)      1996(1)
Trans-Pacific
   Eastbound                        463.0          474.8        488.4        523.4        615.2
   Westbound                        336.8          341.3        331.0        370.5        436.7
   Total                            799.8          816.1        819.4        893.9      1,051.9
Asia-Europe
   Eastbound
   Westbound
Asia-U.S. East Coast
   Eastbound
   Westbound
Total Capacity Provided             799.8          816.1        819.4        893.9      1,051.9

Capacity available to the company
  from the alliances:                1992           1993         1994         1995(1)      1996(1)
Trans-Pacific
   Eastbound                        463.0          474.8        506.3        523.4        539.9
   Westbound                        336.8          341.3        331.0        370.5        383.4
       Total                        799.8          816.1        837.3        893.9        923.3
Asia-Europe
   Eastbound                                                                  22.1         41.6
   Westbound                                                                  27.6         52.0
       Total                                                                  49.7         93.6
Asia-U.S. East Coast
   Eastbound                                                                  14.1         28.0
   Westbound                                                                  10.5         22.3
       Total                                                                  24.6         50.3
Total Capacity Available            799.8          816.1        837.3        968.2      1,067.2

(1)Amounts for 1995 and 1996 are based upon the current schedule for delivery and deployment of newly constructed vessels and implementation of the alliance and assumes no adjustments to currently allocated vessel space.

       The value of vessel space currently expected to be provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently expects its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

       In April 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo is transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico.

       In all, the company provides scheduled service between 58 ports in the Pacific and Indian Oceans and in the Arabian Gulf. In the intra-Asia market, the company provides service between approximately 425 Asian cities and commercial centers. The company's ocean transportation business maintains a total of 183 offices and agents located in the three countries in North America, 31 countries in Asia and the Middle East, 11 countries in Europe, and in Africa and Australia.

       International container transportation operations are seasonal and subject to economic cycles and the growth of local economies in the markets served, fluctuations in the relative values of the U.S. dollar and various foreign currencies and resulting changes in demand for transportation of import and export products. The second and third quarters generally have been the company's strongest in terms of volume, primarily due to the export of seasonal refrigerated goods from the U.S. in both of these quarters and increased imports of consumer goods to the U.S. in the third quarter for the Christmas buying season.

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

<CPATION>
                                     1994           1993         1992         1991         1990
U.S. Import                      $    896       $    880     $    829      $   775      $   761
U.S. Export                           494            498          500          498          463
Intra-Asia                            352            329          296          280          242
Desert Storm                                                                   103           26
       Total                     $  1,742       $  1,707     $  1,625      $ 1,656      $1,492


       The company transports imports into North America that include higher value goods such as clothing, electronics, automotive and manufacturing components and other consumer items. Generally, higher value cargo is transported at higher rates due to its value, time sensitivity or need for specialized services.

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

       The single largest customer of the company's international transportation operations is the U.S. government, which ships military and other cargo and accounted for approximately 3%, 3% and 2% of consolidated revenues in 1994, 1993 and 1992, respectively. Generally, the company bids competitively for contracts to transport military and other cargo for the U.S. government. In recent years, the U.S. military has been closing bases and reducing the number of U.S. military personnel overseas. The extent to which future U.S. military base closures and rollback of personnel may impact shipments of U.S. military cargo by the company cannot be estimated.

       In 1990 and 1991, the company transported military cargo related to Operation Desert Storm. Export shipments of Desert Storm cargo began in the fourth quarter of 1990 and continued through the first quarter of 1991 during the build-up of U.S. military equipment and supplies. The company also returned military equipment from this region to the U.S. during the second and third quarters of 1991. In addition to military freight revenues, the company collected detention charges from the U.S. government for containers transported for Operation Desert Storm and held beyond an allowed time, which contributed $10 million, $6 million and $41 million to operating income in 1994, 1993 and 1992, respectively. All detention claims were settled during 1994.

       The following table shows the company's total international transportation volumes in forty-foot equivalent units ("FEU") for the past five years:

                                 Year                     Volumes
                                 1994                     558,000
                                 1993                     543,000
                                 1992                     501,000
                                 1991                     513,000
                                 1990                     492,000

       Since 1989, the company and 12 other shipping companies, representing approximately 85% of total trans-Pacific U.S. import capacity, have been parties to the Trans-Pacific Stabilization Agreement. Among other things, the agreement limits import capacity of participating companies by amounts mutually determined from time to time in an attempt to improve the balance of supply and demand in the U.S. import market. The agreement may be terminated upon the unanimous written consent of the companies. The company believes that the Trans-Pacific Stabilization Agreement has been effective in supporting rates for import shipments. The company's ability to be party to this agreement is based upon certain immunity from the antitrust laws provided by the Shipping Act of 1984 (the "Act"). Recently, proposals have been made to substantially repeal the Act and eliminate the Federal Maritime Commission, which administers the Act. Related hearings have been held before a subcommittee of the U.S. House of Representatives Transportation and Infrastructure Committee. The company is unable to predict whether or to what extent efforts to eliminate or amend the Act may be successful, but the repeal of the Act could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

       The following table shows the company's utilization of its containership capacity during the past five years, which for 1991 and 1990 includes the effects of shipments related to Operation Desert Storm:

                                                    1994     1993       1992      1991      1990
_______________________________________________________________________________________
U.S. Import                                          89%      89%        89%       93%       85%
U.S. Export                                          94%      92%        90%       95%       91%

       The company provides cargo distribution and warehousing services on the East Coast of the U.S. and freight consolidation services in Mexico, Asia, the Middle East, Europe and Africa through its subsidiary, American Consolidation Services, Ltd. ("ACS"). ACS also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in the intra-Asia market and from Asia to Europe and Australia. Freight consolidators combine various shipments from multiple vendors into a single container load for delivery to a single destination. The company also serves shippers of less-than-containerload cargoes by combining their shipments with others bound for the same or proximate geographic locations.

       The company has port terminal facilities in Oakland and Los Angeles, California, Seattle, Washington and Dutch Harbor, Alaska and major inland terminal facilities at Chicago, Illinois, Atlanta, Georgia and South Kearny, New Jersey. Each port terminal facility is operated under a long-term use agreement providing for preferential, although non-exclusive use of the facility by the company. The company also operates major port terminal facilities in Asia under long-term lease agreements in Kobe and Yokohama, Japan and Kaohsiung, Taiwan.

       On January 17, 1995, the port terminal in Kobe, Japan was damaged in the earthquake and will require extensive repairs. In 1994, cargo moving through the Kobe terminal accounted for approximately 6% of the company's international revenues. On February 4, 1995, the company and OOCL announced resumption of limited service to Kobe, and the company and OOCL have adjusted their shared trans-Pacific schedule to and from Japan. The company cannot estimate the extent to which its operating results will be affected by the damage caused by the earthquake in future quarters, which will depend upon the timing of port repairs, the recovery of the infrastructure and economy in the region and the company's ability to make alternative arrangements to service the area.

       In 1993, the company entered into a contract with the Port of Los
Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of its construction. Additionally, in 1994, the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility will be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term will be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres.

       In addition to performing stevedoring and terminal services for the company's own operations, Eagle Marine Services, Ltd., a subsidiary of the company, provides these services to third parties at the company's U.S. port facilities.

       On December 30, 1994, the company operated 19 U.S.-flag containerships, five of which are chartered under operating lease agreements. The remainder are owned by the company. In addition, the company owns four U.S.-flag vessels that are chartered to another carrier. The following table sets forth the U.S. flag vessels deployed in the company's trans-Pacific and intra-Asia services at December 30, 1994:

                                                                                    Maximum
                    Number of        Date Placed             Capacity            Service Speed
Type of Vessel      Vessels          in Service              (in TEUs)            (in knots)
_______________________________________________________________________________________________
       C-10              5               1988                     4,300                 24.0
       C-9               3               1982-1983                2,900                 23.5
       L-9               4               1987                     2,800                 21.0
       J-9               2               1984                     2,700                 22.5
       C-8               4               1979 & 1986              2,000                 22.0
Pacesetter               1               1973                     1,400                 23.5

       The company has the authority from the United States Maritime Administration ("MarAd") to operate up to 28 foreign-flag-feeder vessels in its intra-Asia service. At December 30, 1994, the company operated 23 such vessels, which are leased for terms of up to three years.

       In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11s") and three new Kl0-class containerships ("K10s") for an aggregate cost of approximately $730 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company's C11s and OOCL's similar vessels are scheduled to be delivered during 1995 and 1996. The company and OOCL have agreed initially to operate six and five of these vessels, respectively, under their existing trans-Pacific coordinated sailing and slot-sharing agreements, and in late 1995 or early 1996, under their Asia-U.S. West Coast alliance agreement with MOL. The company's deployment under the latter agreement will require U.S. government approval, and no assurances can be given as to whether approval will be granted. The deployment of the 11 new C11-type vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity should be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, other competing ocean carriers have also placed orders for the construction of new vessels, and no assurances can be given with respect to anticipated growth in demand, utilization of the increased capacity or the potential negative impact of the increased capacity on rates. Additionally, no assurances can be made that the company and OOCL will be able to maintain their combined market share.

       The company's K10s were ordered to replace four L9-class vessels chartered by the company for use in its West Asia/Middle East service. Delivery of the K10s is scheduled for 1996, which is when the charters of the L9s will expire. The alliance agreements with MOL, NLL and OOCL may impact the deployment and/or the ultimate ownership of the K10s. Deployment of the company's K10s may also be subject to U.S. government approval. No assurances can be given that such approval will be granted.

       At December 30, 1994, the company operated 117,400 dry containers consisting of 20-, 40-, 45-, 48-, and 53-foot containers, 44,300 of which were owned and 73,100 leased under operating lease agreements. At that date, the company also operated 8,400 refrigerated containers, 3,800 of which were owned and 4,600 leased under operating leases. In addition, the company operated 55,000 chassis for the carriage of containers, 34,100 of which were owned and 20,900 leased under capital and operating leases.

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

       The company's double-stack train system principally serves the North American long-haul truck and piggyback rail freight markets, and the international (export-import) intermodal market through more than 30 U.S., Canadian and Mexican inland terminal facilities. The company has agreements with certain railroads under which those railroads serve as the company's rail carriers, providing locomotive power, rail cars, trackage, terminal services and labor to transport the company's containers on individual double-stack rail cars and on dedicated unit trains.

       The following table shows the company's total North America stacktrain volumes (in FEUs):

                              Year                          Volumes
                              1994                          594,000
                              1993                          538,000
                              1992                          508,000
                              1991                          509,000
                              1990                          500,000

       A stacktrain comprises up to 28 double-stack rail cars and has a capacity of up to 280 FEUs. At December 30, 1994, the company controlled 930 such rail cars, 220 of which are owned and 710 of which are leased. This compares to 1,100 double-stack rail cars controlled in 1993 and in 1992. In addition, as part of agreements with certain railroads, the company utilizes additional rail cars owned or leased and operated by the railroads. These agreements reduced the number of rail cars under direct company control in 1994.

       In combination with its double-stack rail service, the company also provides local trucking services in North America though a fleet of 420 trucks, 250 of which it leases, and 170 of which are operated by owner-operators.

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

Real Estate

       In 1994, the company sold its remaining 86 acres of land.

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

       A substantial portion of the company's transportation operations is subject to regulation by agencies of the U.S. government that have jurisdiction over shipping practices, maintenance and safety standards and other matters. The company's wholly-owned subsidiary, American President Lines, Ltd. ("APL") and MarAd are parties to a 20-year Operating-Differential Subsidy Agreement ("ODS Agreement") expiring December 31, 1997. This agreement provides for payments by the U.S. government to partially compensate APL for the greater expense of operating vessels under U.S. rather than foreign registry. Under APL's ODS Agreement, APL must be controlled by U.S. citizens and its vessels must be registered and built in the U.S. (except as noted below) and manned by U.S. crews. Under its ODS Agreement, APL also is required, among other things, to operate vessels on designated trade routes in the foreign commerce of the U.S. and to replace the capacity of its existing vessels as they reach the end of their statutory lives (generally 25 years) if construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981. In addition, APL is required to serve such trade routes within designated minimum and maximum numbers of annual sailings; and, except for over age vessels, APL may not, without prior government approval, remove any of its vessels from operation under its ODS agreement.

       Since 1981, Congress has twice passed legislation permitting U.S.-flag carriers to acquire a limited number of foreign-built vessels and thereafter to operate such vessels under existing subsidy agreements under U.S. flag. Under such laws, APL had five C10-class vessels constructed in Germany. APL currently operates certain of its vessels under this legislation.

       In June 1993, MarAd awarded APL contracts to manage 12 Ready Reserve Force vessels for a period of five years. During 1994, one of the contracts covering two vessels was canceled, leaving APL with contracts to manage 10 vessels. APL receives a per diem fee based upon the operating status of each vessel.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994 was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver that will allow the company to operate its C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's remaining application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of its unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. While no assurances can be given, management believes these legal challenges will not be successful.

       On January 5, 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

North America Transportation

       The company's stacktrain operations compete with 11 trans-Pacific containership companies and four West Coast railroads offering double-stack train service. In addition, the company's stacktrain operations, together with its trucking operations, compete with long-haul trucking companies for truckload shipments. The company's brokerage operations compete for available business with over 150 shippers' agents. Competition among shippers' agents is based principally on the types and timeliness of services provided.

EMPLOYEES

       At December 30, 1994, the company and its subsidiaries employed 507 seagoing and 4,927 shoreside personnel. The seagoing personnel and certain shoreside personnel were employed under collective bargaining agreements with several unions.


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

       Among these actions are approximately 1,520 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships.

       The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims at significantly higher than expected amounts could result in additional contributions to those associations by the company and other association members.

       In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act, 1916 and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding.
Evidentiary hearings have been concluded and a decision by the FMC is not expected until 1996.

       In March 1992, the government of Guam and four private shippers filed a class action complaint in the United States District Court, District of Columbia, based on the same allegations, seeking an undetermined amount of damages on behalf of all shippers of cargo to and from Guam on the company's vessels and the vessels of the other named defendant. In January 1993, the class action complaint was dismissed. In July 1994, the decision of dismissal was affirmed by the U.S. Court of Appeals for the Circuit of the District of Columbia. That dismissal has become final.

       In April 1994, a lawsuit, Hockert Pressman & Flohr Money Purchase Plan, et. al. vs. American President Companies, Ltd., et. al., was filed against the company and certain of its officers in United States District Court for the Northern District of California. The suit alleges that the company and certain officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and seeks unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through March 30, 1994. The company believes that it has meritorious defenses and intends to defend itself vigorously against this lawsuit.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the company's security holders during the fourth quarter of 1994.



                                             PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

       The company's Common Stock is listed on the New York and Pacific Stock Exchanges using the symbol APS. The reported high and low closing sales prices per share of the company's Common Stock and cash dividends declared for the preceding eight fiscal quarters are set forth in Note 12 to the consolidated financial statements, Part II, Item 8, on page 46.

       On March 1, 1995, the company had 3,938 common stockholders of record.


ITEM 6.    SELECTED FINANCIAL DATA

       The following selected financial data for the ten years ending December 30, 1994 are derived from the consolidated financial statements of the company, which have been examined and reported upon by the company's independent public accountants as set forth in their report included elsewhere herein. This information should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts)                           1994        1993       1992       1991       1990
Results of Operations (1)
Revenues
 Transportation
   International                                                      $  2,017   $   1,930  $   1,878  $   1,791   $  1,590
   North America                                                           761         660        632        645        669
 Real Estate                                                                16          16          6         17         15
 Total Revenues                                                          2,794       2,606      2,516      2,453      2,274
Operating Income (Loss)
 Transportation                                                            114         123        137        131       (64)
 Real Estate                                                                 9          10          3         12          8
 Total Operating Income (Loss)                                             123         133        140        143       (56)
Income (Loss) Before Taxes                                                 110         131        122        107       (93)
Income (Loss) Before Cumulative Effect
   of Accounting Changes                                                    74          80         78         66       (62)
Net Income (Loss)                                                           74          80         56         56       (62)
Earnings (Loss) Per Common Share, Fully Diluted Before
   Cumulative Effect of Accounting Changes (2)                            2.30        2.50       2.34       1.85      (1.78)
Earnings (Loss) Per Common Share, Fully Diluted (2)                       2.30        2.50       1.69       1.56      (1.78)
Cash Dividends Per Common Share (2)                                       0.40        0.30       0.30       0.30       0.30
Financial Position
Cash, Cash Equivalents
   & Short-Term Investments                                           $    255   $      84  $     132  $     179     $  118
Working Capital                                                            206          51       (16)        159        112
Total Assets                                                             1,664       1,454      1,436      1,541      1,608
Net Capital Expenditures                                                   128         156         66         20         39
Long-Term Debt                                                             373         250        222        251        279
Capital Lease Obligations                                                   13          17         20        193        202
Redeemable Preferred Stock                                                  75          75         75         75         75
Stockholders' Equity                                                       541         475        397        426        459
Capitalization                                                           1,007         822        829        955      1,022
Book Value Per Common Share (2)                                          19.82      17.72      15.25       14.48      12.44
Financial Ratios
Return on Equity (3)                                                     12.7%      15.7%      11.6%        10.7%     (10.5%)
Cash Flow to Average Total Debt (4)                                      53.3%      53.7%      43.4%        44.0%      21.0%
Return on Average Assets                                                  4.8%       5.5%       3.8%         3.5%      (3.7%)
Total Debt to Equity (3)                                                 63.4%      49.4%      75.5%        90.4%      91.3%
Current Ratio                                                             1.5         1.1        1.0        1.5        1.3

TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts)                           1989        1988       1987       1986       1985
Results of Operations (1)
Revenues
 Transportation
   International                                                      $  1,579   $   1,436  $   1,271  $     945   $    859
   North America                                                           637         650        540        469        305
 Real Estate                                                                21          45         14         26          7
 Total Revenues                                                          2,237       2,131      1,825      1,440      1,171
Operating Income (Loss)
 Transportation                                                             51         129        162         50         69
 Real Estate                                                                 9          33          7         13          4
 Total Operating Income (Loss)                                              60         162        169         63         73
Income (Loss) Before Taxes                                                  22         136        149         41         52
Income (Loss) Before Cumulative Effect
   of Accounting Changes                                                    13          81         79         18         39
Net Income (Loss)                                                         (16)          81         79         18         39
Earnings (Loss) Per Common Share, Fully Diluted Before
   Cumulative Effect of Accounting Changes (2)                            0.16       1.63       1.62        0.35       0.93
Earnings (Loss) Per Common Share, Fully Diluted (2)                      (0.57)      1.63       1.62        0.35       0.93
Cash Dividends Per Common Share (2)                                       0.29       0.25       0.25        0.25       0.19
Financial Position
Cash, Cash Equivalents
   & Short-Term Investments                                           $    127   $     186  $     287  $     276     $   67
Working Capital                                                            128         178        261        237         36
Total Assets                                                             1,683       1,711      1,599      1,343      1,060
Net Capital Expenditures                                                   111         379        155         75        128
Long-Term Debt                                                             303         317        138        151         70
Capital Lease Obligations                                                  208         224        234        244        220
Redeemable Preferred Stock                                                  75          75
Stockholders' Equity                                                       567         617        705        641        538
Capitalization                                                           1,169       1,254      1,089      1,049        839
Book Value Per Common Share (2)                                          14.18       15.26      14.44      12.98      12.94
Financial Ratios
Return on Equity (3)                                                     (2.4%)     11.6%      11.8%         3.0%       7.4%
Cash Flow to Average Total Debt (4)                                      20.3%      38.6%      50.9%        36.0%      34.2%
Return on Average Assets                                                 (1.0%)      4.9%       5.4%         1.5%       3.8%
Total Debt to Equity (3)                                                 82.2%      81.2%      54.5%        63.8%      56.1%
Current Ratio                                                             1.4         1.6        2.0        2.0        1.2

(1) The company's fiscal year ends on the last Friday in December. All years presented above were 52 weeks, except for 1993 and 1988 which were 53-week years.
(2) Earnings Per Common Share, Cash Dividends Per Common Share and Book Value Per Common Share have been computed for all periods retroactively reflecting the effect of a 3-for-2 stock split effected on May 30, 1985, and a 2-for-1 stock split effected on December 31, 1993. Earnings Per Common Share also reflect the repurchase of 3.7 million, 7.8 million,
     2.9 million, 1.0 million and 8.8 million shares of the company's common stock during 1992, 1991, 1990, 1989 and 1988, respectively, on a post-split basis. In 1989, 2.0 million shares of the company's Series B Preferred Stock were converted into common stock.
(3) Redeemable Preferred Stock is included in Equity for the purpose of calculating these ratios. If Redeemable Preferred Stock were a component of Debt instead of Equity, Return on Equity would be 13.3%, 16.8%, 12.1%, 11.0%, (13.3%), (5.2%) and 12.8% in 1994, 1993, 1992, 1991, 1990,
     1989 and 1988, respectively, and Total Debt to Equity would be 86.1%, 72.9%, 108.6%, 123.9%, 122.5%, 106.3% and 103.3% in 1994, 1993, 1992,
     1991, 1990, 1989, and 1988, respectively.
(4)  Cash Flow represents Cash Flows from Operating Activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions)                             1994      Change        1993        Change         1992
Revenues
 International Transportation         $  2,017        4%     $   1,930          3%        $ 1,878
 North America Transportation              761       15%           660          4%            632
 Real Estate                                16        1%            16          N/A             6
Operating Income
 Transportation                       $    114      (7%)     $     123         (10%)      $   137
 Real Estate                                 9     (10%)            10          N/A             3
Pretax Income                         $    110     (15%)     $     131          7%        $   122

       Although pretax income declined in 1994 compared with 1993, and increased in 1993 compared with 1992, included in these amounts are items that are not part of the company's base transportation business. These items are: sales of the company's real estate holdings, which were completed in 1994 and contributed $9 million, $11 million, and $5 million to pretax income in 1994, 1993 and 1992, respectively; Desert Storm per diem collections, which contributed $10 million, $6 million and $41 million to pretax income in 1994, 1993 and 1992, respectively; gains on sales of the company's investment in the common stock of Amtech Corporation, which contributed $9 million and $8 million to pretax income in 1993 and 1992, respectively; and expenses related to the company's corporate initiatives to improve its financial and order cycle processes, which totaled $31 million and $9 million in 1994 and 1993, respectively. Excluding these items, the company's pretax income was $122 million, $114 million and $68 million in 1994, 1993, and 1992, respectively.

       In 1994, the company benefited from improvements in North America stacktrain volumes and stacktrain revenue per forty-foot equivalent unit ("FEU") compared with 1993. Volumes of the company's U.S. import and intra-Asia cargo also increased in 1994. Gains on sales of a crane and certain containers contributed approximately $6 million to the 1994 results. Transportation operating expenses per FEU rose in 1994 compared with 1993, primarily due to higher stevedoring and fuel costs, and an unfavorable currency exchange rate in Japan. Additionally, the company's 1993 income and volumes were positively impacted by the fact that the 1993 fiscal year was 53 weeks, compared with 52 weeks in 1994 and 1992.

       The improvements in the company's 1993 results compared with 1992 were due to higher freight volumes in all the company's markets, higher operating margins in the company's North America stacktrain market, and lower net interest expense. Lower rates in the company's U.S. export and intra-Asia markets partially offset these improvements. Also contributing to the increase in earnings in 1993 were gains totaling $9 million from sales of three of the company's older steamships and certain containers.

INTERNATIONAL TRANSPORTATION (1)                      1994     Change     1993      Change   1992
(Volumes in thousands of FEUs)
Import
 Volumes                                             217.8    2%         214.3     4%       206.8
 Average Revenue per FEU                        $    4,112    0%      $  4,107     2%     $ 4,013
Export
 Volumes                                             155.5    0%         155.5     5%       147.6
 Average Revenue per FEU                        $    3,174  (1%)      $  3,200   (5%)     $ 3,385
Intra-Asia
 Volumes                                             184.6    6%         173.3    19%       146.1
 Average Revenue per FEU                        $    1,909    1%      $  1,899   (6%)     $ 2,030

(1)Volumes and average revenue per FEU data are based upon shipments originating during the period, which differ from the percentage-of-completion method used for financial reporting purposes.

       The company's U.S. import volumes increased in 1994 compared with 1993 primarily due to service enhancements in the People's Republic of China that resulted in higher volumes from that country in 1994, and higher volumes of refrigerated and military cargo. Volumes of U.S. export cargo were unchanged in 1994 from 1993. Volumes of refrigerated cargo in the company's U.S. export market improved, but were offset by a decline in military dry volumes resulting from the loss of the company's position as preferred carrier of military dry cargo in June 1994. Intra-Asia volumes for 1994 increased compared with 1993 as a result of the company's expanded service to and from China and the growing economies in Southeast and West Asia and the Middle East in 1994. Additionally, volumes of refrigerated cargo in this market have grown substantially since last year.

       The increase in the company's import volumes in 1993 compared with 1992 resulted primarily from expanded service from the People's Republic of China in 1993. The company's export volumes increased due to higher military volumes from June 1, 1993, when the company became the preferred carrier of U.S. military cargo for a period of 12 months. The increase in export military shipments was partially offset by a decline in the company's commercial refrigerated shipments in this market compared with 1992. The company's intra-Asia volumes increased in 1993 compared with 1992, due to expanded service to the People's Republic of China and the growing trade in Southeast and West Asia.

     Utilization of the company's containership capacity in 1994 was 89% and 94% for import and export shipments, respectively, compared with 89% and 92% in 1993, and 89% and 90% in 1992. Import capacity was increased in 1994 by the additional vessel space purchased from Orient Overseas Container Line ("OOCL"), a Hong Kong shipping company.

     Average revenue per FEU for the company's U.S. import shipments was relatively unchanged in 1994, compared with 1993, as competitive pressures in this market have continued to hold import rates down. In 1994, average revenue per FEU in the company's U.S. export market was lower than 1993 due to reduced rates in the first half of the year resulting from weak market conditions and increased competition. Average revenue per FEU in the company's intra-Asia market increased slightly in 1994 compared with 1993, primarily attributable to an increase in higher-rated commercial refrigerated cargo, partially offset by competitive rate pressures in this market.

       In 1993, average revenue per FEU for the company's U.S. import shipments increased compared with 1992 due to higher rates and a greater proportion of higher-rated commercial cargo carried by the company. Average revenue per FEU for the company's U.S. export shipments decreased in 1993 compared with 1992 due to strong competition in this market and a decrease in the proportion of higher-rated commercial refrigerated cargo carried by the company. In its intra-Asia market, the company's average revenue per FEU declined in 1993 compared with 1992, resulting from competitive pressures in this market and a higher proportion of lower-rated short-haul cargo in the intra-Asia trade during 1993.

       Other international transportation revenues, which primarily comprises cargo handling, freight consolidation and per diem revenues, were $281 million in 1994 compared with $254 million in 1993. This increase was primarily due to an increase in Asia cargo handling related to the OOCL and TMM contracts, discussed below, and an increase in feeder services in Asia provided to other carriers. Other international transportation revenues declined in 1993 to $254 million from $261 million in 1992, primarily due to a decrease of $35 million in collections of detention charges from the U.S. government for containers used in Operation Desert Storm and held beyond an allowed time. Partially offsetting the 1993 decrease was an increase in cargo handling revenues related to the OOCL contract. As of the end of 1994, all Desert Storm detention claims have been settled with the U.S. government and all payments have been received.

       The company and OOCL are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. Since December 1993, the company has been required to purchase additional vessel space from OOCL for approximately $7 million annually, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the scheduled delivery of the company's C11-class vessels in 1995.

       In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.
This agreement is subject to government approvals in the U.S. and Japan.

       The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers currently expect to initiate service under this agreement in March 1995, and weekly service is currently expected to commence by August 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001. The carriers currently expect to commence service under the agreement in January 1996. Prior to the commencement of this alliance, the company will enter the Asia-Europe trade by chartering vessel space through MOL beginning in March 1995.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

       In April 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo is transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5 million per year.

       Recently, proposals have been made to substantially repeal the Shipping Act of 1984 (the "Act"), which provides the company with certain immunity from antitrust laws, and eliminate the Federal Maritime Commission, which administers the Act. Related hearings have been held before a subcommittee of the U.S. House of Representatives Transportation and Infrastructure Committee. The company is unable to predict whether or to what extent efforts to eliminate or amend the Act may be successful, but the repeal of the Act could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $61 million, $65 million and $70 million in 1994, 1993 and 1992, respectively.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994 was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver that will allow the company to operate its C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's remaining application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of its unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. While no assurances can be given, management believes these legal challenges will not be successful.

       On January 5, 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

       The company expects to incur incremental operating expenses and a loss of ocean freight revenues during 1995 resulting from the earthquake in Kobe on January 17, 1995. The ocean terminal leased by the company was damaged and will require extensive repairs. Business interruption insurance is expected to provide coverage for most of the related first quarter revenue shortfall and expenses, but the company expects an impact on pretax income of approximately $2 million for the quarter. In 1994, cargo moving through the Kobe terminal accounted for approximately 6% of the company's international revenues. On February 4, 1995, the company and OOCL announced resumption of limited service to Kobe, and the company and OOCL have adjusted their shared trans-Pacific schedule to and from Japan. The company cannot estimate the extent to which its operating results will be affected by the damage caused by the earthquake in future quarters, which will depend upon the timing of port repairs, the recovery of the infrastructure and economy in the region and the company's ability to make alternative arrangements to service the area.

       The new C11-class vessels are scheduled to be delivered beginning in May 1995, and the new alliances are scheduled to begin in March 1995. Start-up expenses related to these programs are expected to be incurred in the first half of 1995, with limited related revenues. The company currently expects soft earnings in the first half of 1995, with improvement in the second half based on the company's expectation of utilization of its new capacity. However, utilization depends to a great extent upon the level of demand for transportation services and competition among carriers in the company's markets, and there is no assurance that such utilization will materialize.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)            1994       Change        1993     Change           1992
Revenues (2) (In millions)
 Stacktrain                           $    535        18%     $     455        8%        $    420
 Non-Stacktrain                            226        10%           205      (3%)             212
Stacktrain Volumes
 North America                           398.5        15%         345.6        9%           316.9
 International                           195.5         2%         192.6        1%           190.9
Stacktrain Average
 Revenue per FEU (2)                  $  1,343         2%     $   1,315      (1%)        $  1,327

(1)Volumes and average revenue per FEU data are based upon shipments originating during the period, which differ from the percentage-of-completion method used for financial reporting purposes.
(2)In addition to North America third party business, the transportation of containers for the company's international customers is a significant component of its stacktrain operations. These shipments are represented above as International Stacktrain Volumes and, since they are eliminated in consolidation, are excluded in Revenues and Stacktrain Average Revenue per FEU.

       Revenues from the company's North America transportation operations increased in 1994 compared with 1993, as a result of higher North America stacktrain volumes and revenue per FEU. The increase in stacktrain volumes in 1994 was due to the improvement in the U.S. economy, increases in Mexican and Canadian shipments, particularly automotive shipments between the U.S. and Mexico, and competitor equipment shortages. The company added 1,800 containers to its fleet during 1994, which enabled it to meet increasing demand. Stacktrain average revenue per FEU increased in 1994 compared with 1993 due to an improvement in cargo mix and increased rates in certain stacktrain markets. The company's North America non-stacktrain revenues also improved in 1994 compared with 1993, primarily due to increased volumes resulting from an improved U.S. economy.

     In 1993, revenues and volumes from the company's North America stacktrain operations increased from 1992 due to an overall improvement in demand for North America stacktrain services and an increase in stacktrain services to Mexico and Canada. Additionally, key competitors in this market were adversely affected by equipment shortages, which diverted some shipments to the company. Non-stacktrain volumes declined as the company converted its automotive shipments to its stacktrains. Stacktrain average revenue per FEU decreased in 1993 compared with 1992 due to the company's efforts to reduce stacktrain services that were less profitable.

       For 1995, the company expects growth in demand in the North America stacktrain markets as the U.S. economy continues to improve and more cargo converts from long-haul trucking to stacktrain service. There can be no assurances, however, that such demand will materialize. Additionally, growth in demand for stacktrain services to and from Mexico is dependent upon conditions in the Mexican economy, which have been extremely volatile recently, and the extent to which U.S. automakers continue to operate there, among other factors.

TRANSPORTATION OPERATING EXPENSES
(In millions, except
 Operating Cost per FEU)                          1994       Change     1993        Change     1992
 Land Transportation                          $  1,010         8%    $   934          0%   $    933
 Cargo Handling                                    552         7%        516         10%        470
 Vessel, Net                                       335         9%        308          8%        286
 Transportation Equipment                          202         9%        184          1%        181
 Information Systems                                48       (2%)         49          0%         50
 Other                                             332        10%        303          6%        287
   Total                                      $  2,479         8%    $ 2,294          4%   $  2,207
 Operating Cost Per FEU (1)                   $  2,592         0%     $2,581        (4%)   $  2,700
 Percentage of Transportation Revenues             89%                    89%                   88%

(1) Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

       Land transportation expenses increased in 1994 from 1993, due to higher North America stacktrain volumes in 1994. The increase in cargo handling expenses in 1994 compared with 1993 is attributable to increased stevedoring costs, which were impacted by higher labor rates in Asia and the U.S. and handling of increased cargo to and from China, West Asia and Southeast Asia.
The weakening of the U.S. dollar relative to Asian currencies, particularly the Japanese yen, also resulted in higher cargo handling expenses. These increases were partially offset by a favorable land rent reduction in Taiwan. Vessel expenses increased in 1994 compared with last year due to increased charter hire activity resulting from expanded service to China, an increase in Latin American activity and additional vessel space purchased from OOCL and TMM in 1994.
Vessel expenses were also impacted by a 6% increase in fuel cost in 1994 and the collision of one of the company's vessels during 1994, the uninsured cost of which was approximately $2 million. Transportation equipment costs increased in 1994 compared with 1993 due to the addition of 1,800 leased containers during 1994 for use in North America stacktrain operations, and increased repair and maintenance costs. Other operating expenses increased in 1994 compared with 1993 due to an increase of $9 million in the provision for potentially uncollectible accounts receivable, primarily in the People's Republic of China. This provision was made because of the continuing deterioration of currency liquidity in that country, which may, among other factors, impact the ability of shippers to pay. Also contributing to the increase in other operating expenses were higher employee and telecommunications costs, particularly in Asia. Other operating expenses for 1994 are net of gains of $6 million from sales of a crane and certain containers, and for 1993, are net of gains of $9 million from sales of three vessels and certain containers.

       Land transportation expenses were relatively unchanged in 1993 compared with 1992 despite a 9% increase in North America stacktrain volume, reflecting benefits realized from the renegotiation of rail contracts in 1992. Cargo handling expenses increased in 1993 compared with 1992 due to higher cargo volumes and contract rate increases at certain Asian and U.S. ports. In 1993, vessel expenses increased because of increased charter hire activity resulting from expanded service to China and the Philippines, partially offset by savings from four fewer ships in service during the year. In 1993, transportation equipment costs increased from the prior year primarily due to higher maintenance, repair and lease costs, partially offset by cost savings from changes in the company's rail cost structure. Other operating expenses increased in 1993 from 1992, primarily due to higher salary and fringe costs in North America and Asia operations, partially offset by gains of $9 million from the sale of three vessels and certain containers, and certain fixed cost savings in the North America stacktrain operations.

       General and administrative expenses increased 21% in 1994 compared with 1993, primarily due to expenditures of $31 million in 1994 on corporate initiatives to improve the company's financial and order cycle processes. Expenditures on corporate initiatives are currently estimated to be $33 million in 1995 and $12 million in 1996. The company currently anticipates that during 1995 and 1996, between 550 and 900 positions will be eliminated as a result of order cycle process changes, and approximately 50 positions will be eliminated as a result of financial process changes. The actual number of position reductions, however, will not be finally determined until design and implementation of the new processes in 1995 and 1996, and costs associated with eliminating these positions cannot yet be estimated. Anticipated cost savings resulting from these initiatives are expected to be realized in future years, but no assurances can be given as to the timing or amount of these savings. The company also expects to eliminate its administrative offices in Hong Kong by the second quarter of 1995, and to combine certain functions with those performed in Oakland. Costs associated with eliminating or relocating these positions are estimated to be between $1 million and $2 million.

       General and administrative expenses increased 9% in 1993 compared with 1992. In 1993, the company incurred approximately $9 million in costs related to corporate initiatives to improve the company's financial and order cycle processes. Partially offsetting these costs in 1993 were cost savings at the corporate level.

       Depreciation and amortization expense decreased 3% in 1994 from 1993 as certain assets reached the end of their depreciable lives in 1994. Depreciation and amortization expense increased 2% in 1993 from 1992 due to capital spending activity during the year. Depreciation and amortization expense is expected to increase to approximately $127 million in 1995 due to the increased level of capital spending.

       Net interest expense increased 13% in 1994 compared with 1993, due to interest expense on two public debt offerings totaling $300 million in November 1993 and January 1994, which was partially offset by increased interest income on higher cash balances and higher interest rates in 1994. Net interest expense declined to $11 million in 1993 from $26 million in 1992, due to the company's restructuring of its long-term liabilities in late 1992 and early 1993, when the company retired certain capital lease obligations and redeemed its 11% Public Notes.

       The effective tax rates applicable to the company were 33%, 39% and 35% in 1994, 1993 and 1992, respectively. The 1994 effective tax rate includes the effect of revisions of prior years' estimated tax liabilities. The 1993 effective tax rate includes an adjustment of $2.7 million to reflect the effect of an increase in the maximum corporate federal income tax rate to 35%. The effective tax rate for 1995 is expected to be approximately 38%.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)                                                      1994           1993       1992
  Cash, Cash Equivalents and
  Short-term Investments                                       $    255     $       84    $   132
  Working Capital                                                   206             51       (16)
  Total Assets                                                    1,664          1,454      1,436
  Long-term Debt and Capital
    Lease Obligations (1)                                           391            272        357
  Cash Provided by Operations                                       177            169        176
Net Capital Expenditures
  Ships                                                        $     38     $       93    $    18
  Containers, Chassis and Rail Cars                                  57             41         31
  Leasehold Improvements and Other                                   33             22         17
  Total                                                        $    128     $      156    $    66
Financing Activities
  Borrowings                                                   $    147     $      664
  Repayment of Debt and Capital Leases                             (28)          (748)    $  (97)
  Common Stock Repurchases                                                                   (78)
  Dividend Payments                                                (18)           (15)       (15)

(1)  Includes current and long-term portions.

       In November 1993, the company issued $150 million of 10-year Senior Notes at an effective interest rate of 7.3%, and in January 1994, issued $150 million of 30-year Senior Debentures at an effective interest rate of 8.2%. A portion of the proceeds from the issuance of this debt was used to repay $72 million of bank borrowings, and the remainder will be used to finance vessel purchases, other capital expenditures and for general corporate purposes. The remaining proceeds have been invested in commercial paper and other cash instruments.

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

       In 1993, the company began a fleet modernization program pursuant to which it has placed orders for the construction of six new C11-class containerships ("C11s") and three new Kl0-class containerships ("K10s") for an aggregate cost of approximately $730 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company's C11s and OOCL's similar vessels are scheduled to be delivered during 1995 and 1996. The company and OOCL have agreed to initially operate six and five of these vessels, respectively, under their existing trans-Pacific coordinated sailing and slot-sharing agreements, and in late 1995 or early 1996, under their Asia-U.S. West Coast alliance agreement with MOL. The company's deployment under the latter agreement will require U.S. government approval, and no assurances can be given as to whether approval will be granted. The deployment of the 11 new C11-type vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity should be sufficient to permit the company and OOCL to maintain their combined relative market share in that market. However, other competing ocean carriers have also placed orders for the construction of new vessels, and no assurances can be given with respect to anticipated growth in demand, utilization of the increased capacity or the potential negative impact of the increased capacity on rates. Additionally, no assurances can be made that the company and OOCL will be able to maintain their combined market share.

       The company's K10s were ordered to replace four L9-class vessels chartered by the company for use in its West Asia/Middle East service. Delivery of the K10s is scheduled for 1996, which is when the charters of the L9s will expire. The alliance agreements with MOL, NLL and OOCL may impact the deployment and/or the ultimate ownership of the K10s. Deployment of the company's K10s may also be subject to U.S. government approval. No assurances can be given that such approval will be granted.

       The C11-class vessels are being constructed by Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. A $52 million progress payment was made in 1993, and progress payments of $31 million were made in 1994. A progress payment of $20 million is due in early 1995, with the remaining 80% of each vessel's purchase price due upon delivery of each vessel scheduled beginning in May 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

       The K10s are being constructed by Daewoo. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995, with the remaining 70% of each vessel's purchase price due upon delivery of each vessel in 1996. The costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

       Other than vessel progress payments of $31 million, the company's capital expenditures in 1994 totaled $97 million and were primarily for purchases of chassis and terminal and leasehold improvements. In 1993, the company made $70 million in progress payments on the C11s and K10s, and spent $21 million on the purchase of previously leased vessels. In addition to the vessel expenditures in 1993, the company's capital expenditures of $65 million were primarily for purchases of refrigerated containers and terminal and leasehold improvements. Capital expenditures in 1995 are expected to be approximately $555 million, including $477 million of vessel costs. The balance will be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America and chassis and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $99 million.

       The company is in the process of expanding its two major West Coast ports' facilities and has extended their lease terms. The company has entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of construction. The minimum annual rent expense under the new lease is estimated to be between $22 million and $26 million, depending upon the final scope of development. The annual rent for the company's current 129-acre terminal in Los Angeles was approximately $19 million in 1994.

       In June 1994, the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6 million in 1994. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $13 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $40 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

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

       In March 1994, the company entered into a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million through March 1999. The credit agreement contains, among other things, various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. There have been no borrowings under this agreement.

       As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.

       The company borrowed under its previous revolving credit agreement during 1993 to partially finance the purchase of the leased vessels and for general corporate purposes. Also during 1993, the company borrowed under uncommitted lines of credit with certain banks for general corporate purposes. All outstanding bank borrowings were repaid with a portion of the proceeds from the issuance of $150 million 10-year Senior Notes in November 1993.


ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

Report of Management                                                          25
Report of Independent Public Accountants                                      26
Consolidated Financial Statements
       Statement of Income                                                    27
       Balance Sheet                                                          28
       Statement of Cash Flows                                                29
       Statement of Changes in Stockholders' Equity                           30
       Notes to Consolidated Financial Statements                          31-46
Financial Statement Schedule
       Schedule II                                                            47

REPORT OF MANAGEMENT

To the Stockholders of American President Companies, Ltd.:

       The financial statements have been prepared by the company, and we are responsible for their content. They are prepared in accordance with generally accepted accounting principles, and in this regard we have undertaken to make informed judgments and estimates, where necessary, of the expected effect of future events and transactions. The other financial information in the annual report is consistent with that in the consolidated financial statements.

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

       The company engaged Arthur Andersen LLP as independent public accountants to provide an objective, independent audit of our financial statements.

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




/s/ John M. Lillie
John M. Lillie
Chairman of the Board, President
and Chief Executive Officer




/s/ Will M. Storey
Will M. Storey
Executive Vice President and
Chief Financial Officer




/s/ William J. Stuebgen
William J. Stuebgen
Vice President, Controller and
Chief Accounting Officer


Oakland, California
February 10, 1995

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of American President Companies, Ltd.:


We have audited the accompanying consolidated balance sheet of American President Companies, Ltd. (a Delaware corporation) and subsidiaries as of December 30, 1994 and December 31, 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 30, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American President Companies, Ltd. and subsidiaries as of December 30, 1994 and December 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the company has changed its method of recognizing revenues and expenses effective as of December 28, 1991.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Arthur Andersen LLP



San Francisco, California
February 10, 1995

CONSOLIDATED STATEMENT OF INCOME
Year Ended                                       December 30           December 31          December 25
(In thousands, except                                   1994                  1993                 1992
 per share amounts)
Revenues                                        $   2,793,468      $     2,606,220      $     2,515,633
Expenses
Operating, Net of Operating-
   Differential Subsidy                             2,486,360            2,299,872            2,209,250
General and Administrative                             77,686               64,281               59,147
Depreciation and Amortization                         106,274              109,127              107,180
 Total Expenses                                     2,670,320            2,473,280            2,375,577
Operating Income                                      123,148              132,940              140,056
Interest Income                                        16,150                6,290               12,233
Interest Expense                                     (28,994)             (17,663)             (38,668)
Gain on Sale of Investment                                                   8,934                8,091
Income Before Taxes                                   110,304              130,501              121,712
Federal, State and Foreign
 Tax Expense                                           36,106               50,392               43,696
Income Before Cumulative
 Effect of Accounting Change                           74,198               80,109               78,016
Cumulative Effect on Prior Years
 of Changing the Accounting for
 Revenues and Expenses                                                                         (21,565)
Net Income                                      $      74,198      $        80,109      $        56,451
Less Dividends on Preferred Stock                       6,750                6,750                6,750
Net Income Applicable to
   Common Stock                                 $      67,448      $        73,359      $        49,701
Earnings Per Common Share
Primary
 Before Cumulative Effect of
   Accounting Change                            $        2.38      $         2.65       $         2.43
   Cumulative Effect of Accounting Change                                                        (0.74)
Primary Earnings Per Common Share               $        2.38      $         2.65       $         1.69
Fully Diluted
 Before Cumulative Effect of
   Accounting Change                            $        2.30      $         2.50       $         2.34
   Cumulative Effect of Accounting Change                                                        (0.65)
Fully Diluted Earnings Per
   Common Share                                 $        2.30      $         2.50       $         1.69
Dividends Per Common Share                      $        0.40      $         0.30       $         0.30
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
                                                                   December 30              December 31
(In thousands, except share amounts)                                      1994                     1993
ASSETS
Current Assets
Cash and Cash Equivalents                                        $      39,754            $      84,053
Short-Term Investments                                                 214,898
Trade and Other Receivables, Net                                       280,736                  271,053
Fuel and Operating Supplies                                             36,549                   35,354
Prepaid Expenses and Other                                              37,135                   48,378
Total Current Assets                                                   609,072                  438,838
Property and Equipment
Ships                                                                  678,453                  676,854
Containers, Chassis and Rail Cars                                      781,100                  750,557
Leasehold Improvements and Other                                       260,699                  249,636
Construction in Progress                                               116,845                   74,138
                                                                     1,837,097                1,751,185

Accumulated Depreciation and Amortization                            (896,802)                (825,003)
Property and Equipment, Net                                            940,295                  926,182
Investments and Other Assets                                           114,590                   89,357

Total Assets                                                     $   1,663,957            $   1,454,377

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt and Capital Leases $           4,797       $            4,395
Accounts Payable and Accrued Liabilities                               397,969                  383,029
Total Current Liabilities                                              402,766                  387,424
Deferred Income Taxes                                                  139,955                  130,228
Other Liabilities                                                      118,603                  118,966
Long-Term Debt                                                         373,142                  250,610
Capital Lease Obligations                                               13,108                   16,696
Total Long-Term Debt and Capital Lease Obligations                     386,250                  267,306

Commitments and Contingencies
Redeemable Preferred Stock, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000 Shares
   Series C, Shares Issued and Outstanding-1,500,000
   in 1994 and 1993                                                     75,000                   75,000
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding-27,318,000 in
   1994 and 26,837,000 in 1993                                          27,318                   26,837
Additional Paid-In Capital                                              70,853                   61,656
Retained Earnings                                                      443,212                  386,960
Total Stockholders' Equity                                             541,383                  475,453

Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,663,957            $   1,454,377
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended                                                    December 30    December 31      December 25
(In thousands)                                                       1994           1993             1992
Cash Flows from Operating Activities
Net Income                                                   $     74,198   $     80,109     $     56,451
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                  106,274        109,127          107,180
   Deferred Income Taxes                                           14,865          6,633          (8,054)
   Change in Receivables                                         (42,216)       (37,915)            7,238
   Issuance of Notes Receivable on Sales
     of Real Estate                                               (7,470)        (4,170)          (2,067)
   Change in Fuel and Operating Supplies                          (1,195)          (469)          (1,133)
   Change in Prepaid Expenses and Other
     Current Assets                                                 8,335          3,055          (9,617)
   Gain on Sale of Assets                                         (5,583)       (17,577)          (8,279)
   Change in Accounts Payable and
     Accrued Liabilities                                           18,844         18,543         (23,302)
   Cumulative Effect on Prior Years
     of Changes in Accounting                                                                      34,783
   Other                                                           10,519         11,285           22,611
   Net Cash Provided by Operating Activities                      176,571        168,621          175,811
Cash Flows from Investing Activities
Capital Expenditures                                            (127,757)      (156,270)         (65,667)
Proceeds from Sale of Long-Term Investment                                        11,310           11,834
Proceeds from Sales of Property and Equipment                       9,297          8,955            1,811
Purchase of Short-Term Investments                              (453,870)                       (206,849)
Proceeds from Sales of Short-Term Investments                     238,972         38,846          239,577
Transfer from Capital Construction Fund                                            8,843           17,508
Deposits to Capital Construction Fund                                            (6,140)          (8,000)
Other                                                               1,649          5,036            4,621
   Net Cash Used in Investing Activities                        (331,709)       (89,420)          (5,165)
Cash Flows from Financing Activities
Repurchase of Common Stock                                                                       (77,829)
Issuance of Debt                                                  147,348        663,571
Repayments of Capital Lease Obligations                           (3,278)      (113,465)         (67,351)
Repayments of Debt                                               (24,897)      (634,932)         (29,471)
Dividends Paid                                                   (17,651)       (14,725)         (15,271)
Other                                                               9,383         12,841            7,551
   Net Cash Provided by (Used in)
     Financing Activities                                         110,905       (86,710)        (182,371)
Effect of Exchange Rate Changes on Cash                              (66)        (1,273)          (2,547)
   Net Decrease in Cash and Cash Equivalents                     (44,299)        (8,782)         (14,272)
Cash and Cash Equivalents at Beginning of Year                     84,053         92,835          107,107
Cash and Cash Equivalents at End of Year                     $     39,754   $     84,053     $     92,835
SUPPLEMENTAL DATA:
Cash Paid for:
Interest (Net of Capitalized Interest)                       $     24,158   $     26,232     $     40,793
Income Taxes (Net of Refunds)                                $     15,848   $     32,370     $     47,967
Noncash Investing Activities:
Sale of Trade Receivables to the Capital
 Construction Fund, Net of Discount                          $     37,773
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Year Ended                                                    December 30    December 31      December 25
(In thousands, except share amounts)                                 1994           1993             1992
Common Stock
Beginning Balance                                            $     26,837    $    13,022     $     14,719
Stock Awards and Options Exercised, Net                               481            397              161
Issuance of 13,418,000 shares of common stock
   to effect a 2-for-1 stock split                                                13,418
Repurchase and Retirement of Common Stock                                                         (1,858)
 Ending Balance                                                    27,318         26,837           13,022
Additional Paid-In Capital
Beginning Balance                                                  61,656         62,023          130,416
Stock Awards and Options Exercised, Net                             9,197         13,051            7,578
Issuance of 13,418,000 shares of common stock
   to effect a 2-for-1 stock split                                              (13,418)
Repurchase and Retirement of Common Stock                                                        (75,971)
 Ending Balance                                                    70,853         61,656           62,023
Retained Earnings
Beginning Balance                                                 386,960        322,183          281,191
Net Income                                                         74,198         80,109           56,451
Cash Dividends
 Common                                                          (10,901)        (7,975)          (8,521)
 Series C Redeemable Preferred                                    (6,750)        (6,750)          (6,750)
Other                                                               (295)          (607)            (188)
 Ending Balance                                                   443,212        386,960          322,183
       Total Stockholders' Equity                            $    541,383    $   475,453     $    397,228
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Year
The consolidated financial statements include the accounts of American President Companies, Ltd. and its majority-owned subsidiaries (the "company"), after eliminating intercompany accounts and transactions. The company's fiscal year ends on the last Friday in December. The company's 1994 and 1992 fiscal years were 52 weeks, compared with 53 weeks for 1993.

Revenues and Expenses
In 1992, the company changed its method of recognizing revenues and expenses to conform with new transportation industry guidelines established by the Financial Accounting Standards Board's Emerging Issues Task Force. Under the new method, the company recognizes revenues on a percentage-of-completion basis and expenses as incurred. The company previously recorded revenues and variable expenses at the time freight was loaded. At the beginning of fiscal 1992, the company recorded a one-time charge of $21.6 million, after taxes of $13.2 million, for the effect of this change in accounting on prior years.

       Detention revenue is recognized when cash is received.

Foreign Currency Transactions
Foreign currency transactions and balances were translated to U.S. dollars. Included in Operating Income on the accompanying Consolidated Statement of Income for 1994, 1993 and 1992 are net gains (losses) on foreign currency transactions and translations of $0.5 million, $(1.1) million and $(2.0) million, respectively.

       In 1993, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of constructing German-built vessels. These contracts are discussed in Note 10.

Cash, Cash Equivalents and Short-Term Investments
Cash and Cash Equivalents comprise cash balances and investments with maturities of three months or less at the time of purchase. Short-Term Investments consist of commercial paper and other cash instruments and are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts
The provision for doubtful accounts, included in Operating Expenses on the accompanying Consolidated Statement of Income, for 1994, 1993 and 1992 was $13.2 million, $4.3 million and $5.9 million, respectively. At December 30, 1994 and December 31, 1993 the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, amounted to $21.9 million and $10.4 million, respectively.

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

Maintenance and repair expenditures of $117.3 million, $110.3 million and $101.6 million have been charged to expense in 1994, 1993 and 1992, respectively, as they were incurred. Major periodic dry dockings and rail car overhauls totaling $12.6 million, $18.2 million and $21.2 million at December 30, 1994, December 31, 1993, and December 25, 1992, respectively, have been deferred and are being amortized over two to five years.

Long-Term Investments
The company has certain investments, long-term deposits and receivables, which are included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. The fair value of these assets approximates their carrying value at December 30, 1994.

Software Costs
Costs related to purchased and internally developed software are charged to expense as incurred.

Capitalized Interest
Interest costs of $6.3 million and $1.5 million relating to cash paid for the construction of vessels were capitalized in 1994 and 1993, respectively. No interest costs were capitalized in 1992.

Reclassifications
Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.


NOTE 2. UNITED STATES MARITIME ADMINISTRATION AGREEMENTS

Operating-Differential Subsidy Agreement
The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. The ODS amounts for 1994, 1993 and 1992 were $60.8 million, $64.7 million and $69.7 million, respectively, and have been included as a reduction of operating expenses.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994 was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver that will allow the company to operate its C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether a new U.S. government maritime support program acceptable to the company will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's remaining application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of its unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. While no assurances can be given, management believes these legal challenges will not be successful.

Capital Construction Fund
The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In 1994, the company made a deposit of $36.9 million to its CCF and sold an undivided interest in $40 million of its trade accounts receivable to its CCF for $36.9 million in cash. At December 30, 1994, the CCF totaled $37.8 million, and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. There was no balance in the CCF at December 31, 1993.

       The company receives a federal income tax deduction for deposits made to the CCF, subject to certain restrictions. Withdrawals from the CCF for investment in vessels or related assets do not give rise to a tax liability, but reduce the depreciable bases of the assets for income tax purposes. At December 30, 1994, the total tax basis of assets purchased with CCF funds was approximately $58.6 million less than net book value. Deferred income taxes have been provided for CCF amounts on deposit or invested in vessels or related equipment.

NOTE 3. INCOME TAXES

The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109") in 1992, the effects of which were applied retroactively to the beginning of fiscal 1989. SFAS 109 requires the company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years.

       The reconciliation of the company's effective tax rate to the federal statutory tax rate is as follows:

                                                               1994             1993             1992
U.S. Federal Statutory Rate                                     35%              35%              34%
Increases (Decreases) in Rate Resulting from:
  State Taxes, Net of Federal Benefit                            3%               3%               3%
  Effect of Federal Tax Rate Change on Prior Years                                2%
  Revisions of Prior Years' Tax Estimates                      (6%)
  Permanent Book/Tax Differences and Other                       1%             (1%)             (2%)
Net Effective Tax Rate                                          33%              39%              35%

       The following is a summary of the company's provision for income taxes, net of $13.2 million related to the cumulative effect of the accounting change for revenues and expenses in 1992:

(In thousands)                                                 1994             1993             1992
Current
  Federal                                                 $  20,441        $  30,164       $   19,303
  State                                                       2,865            3,291            3,848
  Foreign                                                     6,746            6,684            5,980
                                                             30,052           40,139           29,131
Deferred
  Federal                                                     5,358            7,664            2,456
  State                                                         696            (160)          (1,109)
  Change in Federal Tax Rate                                                   2,749
                                                              6,054           10,253            1,347
Total Provision                                           $  36,106        $  50,392       $   30,478

       The following table shows the tax effect of the company's cumulative temporary differences and carryforwards included on the company's Consolidated Balance Sheet at December 30, 1994 and December 31, 1993:

(In thousands)                                                                    1994             1993
Excess of Tax Over Book Depreciation                                     $   (111,613)    $   (114,929)
Tax Deductions for CCF Deposits in Excess of Book
   Depreciation of CCF Assets                                                 (48,756)         (35,843)
Net Tax Deduction for Rent Differential on Capital Leases                     (26,879)         (25,779)
Pension and Postretirement Accruals                                             20,692           18,515
Excess Insurance Reserves Over Claims Paid                                      20,340           23,470
Accounts Receivable Allowance                                                    8,664            4,311
Accrued Liabilities                                                              6,440           10,692
Other                                                                            1,871            5,187
Total Net Deferred Tax Liability                                         $   (129,241)    $   (114,376)

       The amount of deferred tax assets and liabilities at December 30, 1994 and December 31, 1993 were as follows:

(In thousands)                                                                    1994             1993
Deferred Tax Assets                                                      $      67,339    $      75,749
Deferred Tax Liabilities                                                     (196,580)        (190,125)
Total Net Deferred Tax Liability                                             (129,241)        (114,376)
Less Net Current Deferred Tax Asset                                           (10,714)         (15,852)
Deferred Income Taxes                                                    $   (139,955)    $   (130,228)

       The net current deferred tax asset is included in Prepaid Expenses and Other on the accompanying Consolidated Balance Sheet.


NOTE 4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities at December 30, 1994 and December 31, 1993 were as follows:

(In thousands)                                                                    1994             1993
Accounts Payable                                                         $      54,009    $      39,101
Accrued Liabilities                                                            259,933          271,477
Current Portion of Accrued Claims                                               24,468           11,500
Income Taxes                                                                     2,883            1,551
Unearned Revenue                                                                56,676           59,400
Total Accounts Payable and Accrued Liabilities                           $     397,969    $     383,029

NOTE 5. LONG-TERM DEBT

Long-term debt at December 30, 1994 and December 31, 1993 consisted of the following:

(In thousands)                                                                    1994             1993
8% Senior Debentures $150 Million Face Amount,
 Due on January 15, 2024 (1)                                             $     147,144
7 1/8% Senior Notes $150 Million Face Amount,
 Due on November 15, 2003 (1)                                                  148,065    $     147,915
Series I 8% Vessel Mortgage Bonds, Due Through 1997 (2)                         57,176           81,000
8% Refunding Revenue Bonds, Due on November 1, 2009 (3)                         12,000           12,000
Refunding Revenue Bonds, at Various Rates Not to
     Exceed 12%, Due on November 1, 2009 (4)                                     6,495            6,495
Note Payable at 9%, Due Through 1997 (5)                                         2,591            3,577
Notes Payable at Prime Plus 1%                                                     572              616
Note Payable at 10%, Due Through 1998                                              184
Total Debt                                                                     374,227          251,603
Current Portion                                                                (1,085)            (993)
Long-Term Debt                                                           $     373,142    $     250,610

(1) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.9 million and $2.1 million at December 30, 1994 and December 31, 1993, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.9 million at December 30, 1994. Fair value of the Senior Notes and Senior Debentures was approximately $129 million and $123 million, respectively, at December 30, 1994 based on quoted dealer prices for similar issues.
(2) Principal payments are due in equal semiannual installments. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to five of the remaining cash payments, which it has not yet exercised. The bonds issued under this loan agreement are collateralized by the five C10-class vessels, which had a net book value of $177.6 million at December 30, 1994. Fair value of this debt is approximately $59 million at December 30, 1994 assuming a current interest rate of 8.65%.
(3) The Bonds are redeemable on or after November 1, 1999 at a redemption price of 102% of the principal amount, reducing to 100% of the principal amount on or after November 1, 2001.
(4) The interest rate at December 30, 1994 was 5.7%. The principal repayment is collateralized by a $6.6 million letter of credit.
(5) The Note was used to finance the purchase of certain chassis and is collateralized by the chassis. At December 30, 1994, the net book value of these chassis was $3.7 million.

       Carrying value of significant issues of long-term debt, other than the Series I Bonds, Senior Notes and Senior Debentures, approximates fair value because the interest rates on outstanding debt approximates current interest rates that would be offered to the company for similar debt.

       Principal payments scheduled on long-term debt during the next five years, on the basis that the company issues Series II Bonds totaling $23.8 million per year in lieu of up to five of the remaining semiannual cash payments on the Series I Bonds, are as follows:

             (In thousands)
               1995                                            $      1,085
               1996                                                   1,365
               1997                                                  14,696
               1998                                                  23,913
               1999                                                  19,103

       The company has a credit agreement with a group of banks that provides for an aggregate commitment of up to $200 million through March 1999. The credit agreement contains, among other things, various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. There have been no borrowings under this agreement.

       As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.

NOTE 6. LEASES

The company leases equipment under capital leases expiring in two to six years. Assets under capital lease included in Property and Equipment on the accompanying Consolidated Balance Sheet at December 30, 1994 and December 31, 1993 are as follows:

(In thousands)                                                                  1994               1993
Containers, Chassis and Rail Cars                                      $      38,003      $      38,291
Other Property and Equipment                                                     938                938
                                                                              38,941             39,229
Accumulated Depreciation                                                    (32,955)           (29,540)
Total                                                                  $       5,986      $       9,689

       The following is a schedule of future minimum lease payments required under the company's leases that have initial noncancelable terms in excess of one year at December 30, 1994:

                                                                         Capital              Operating
(In thousands)                                                            Leases                 Leases
1995                                                               $       5,172          $     230,690
1996                                                                      12,543                150,181
1997                                                                         414                115,379
1998                                                                         414                101,912
1999                                                                         414                 94,363
Later Years                                                                   45              1,495,242
Total Minimum Payments Required                                    $      19,002          $   2,187,767
Amount Representing Interest                                             (2,182)
Present Value of Minimum Lease Payments                                   16,820
Current Portion                                                          (3,712)
Long-Term Portion                                                  $      13,108

       In 1993, the company entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of construction. The minimum annual rent expense under the new lease is estimated to be between $22 million and $26 million, depending upon the final scope of development. The annual rent for the company's current 129-acre terminal in Los Angeles was approximately $18.5 million in 1994.

       In 1994, the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility would be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term would be 30 years from completion. In addition, the company has the option to expand the terminal by an additional 30 acres. The annual rent payment for the company's existing facility was approximately $6.3 million in 1994. The minimum annual rent payment, for the first full year after completion, under the amended lease is estimated to be $13 million, depending upon the final scope of development and consumer price index increases. The minimum annual rent payment increases in five year increments over the term of the lease, to approximately $39.6 million in the 29th and 30th years, also depending upon the final scope of development and consumer price index increases.

       Total rental expense for operating leases and short-term rentals was $334.3 million, $289.5 million and $260.4 million in 1994, 1993 and 1992, respectively.

NOTE 7. EMPLOYEE BENEFIT PLANS

Pension Plans
The company has defined benefit pension plans covering most of its employees, which generally call for benefits to be paid to eligible employees at retirement based on years of credited service and average monthly compensation during the five years of employment with the highest rate of pay. The company's general policy is to fund pension costs at no less than the statutory requirement. Certain non-qualified plans are secured through a grantor trust. The investment in this trust at December 30, 1994 was $16.1 million and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.
The investments in the trust consist of life insurance policies and other cash instruments, which are carried at fair value.

       The following table sets forth the pension plans' funded status and amounts recognized in the accompanying Consolidated Balance Sheet at December 30, 1994 and December 31, 1993:

                                                          1994                          1993
                                             Assets in        Accumulated   Assets in       Accumulated
                                             Excess of           Benefits   Excess of          Benefits
                                             Accumulated        in Excess   Accumulated       in Excess
(In thousands)                               Benefits           of Assets   Benefits          of Assets
Actuarial Present Value of:
   Vested Benefit Obligation                 $  (94,408)    $   (8,082)     $   (89,291)   $    (7,203)
   Accumulated Benefit Obligation              (103,079)        (8,837)        (100,054)        (8,251)
Actuarial Present Value of
   Projected Benefit Obligation              $ (139,993)    $  (13,252)     $  (142,636)   $   (11,834)
Plan Assets at Fair Value                        131,590                         130,587            574
Funded Status                                    (8,403)       (13,252)         (12,049)       (11,260)
Unrecognized Net Loss (Gain)                      15,422        (1,631)           21,226          1,501
Unrecognized Prior Service
 (Credit) Cost                                  (16,049)          3,915         (12,930)
Unrecognized Transition
 (Asset) Obligation                              (9,940)            829         (11,381)            994
Net Pension Liability                        $  (18,970)    $  (10,139)     $   (15,134)   $    (8,765)

       The following assumptions were made in determining the company's net pension liability:

(Weighted Average of All Plans)                                  1994            1993              1992
Discount Rate                                                    7.9%            7.1%              7.9%
Rate of Increase in Compensation Levels                          5.2%            5.2%              6.0%
Expected Long-Term Rate of Return
 on Plan Assets                                                  8.2%            8.2%              8.2%

       Net pension cost related to the company's pension plans included the following components:

(In thousands)                                                   1994             1993             1992
Service Cost                                              $     9,144      $     7,858     $     10,546
Interest Cost on Projected
 Benefit Obligation                                            11,228           10,138            9,225
Actual Return on Plan Assets                                      414         (14,354)          (8,336)
Net Amortization and Deferral                                (12,971)            2,453          (2,172)
Net Pension Cost                                          $     7,815      $     6,095     $      9,263

       The company also participates in collectively bargained, multi-employer plans that provide pension and other benefits to certain union employees. The company contributed $5.3 million in 1994, $5.2 million in 1993 and $6.5 million in 1992 to such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked and are expensed as incurred.

Postretirement Benefits Other than Pensions
The company shares the cost of its health care benefits with the majority of its domestic shoreside retired employees and recognizes the cost of providing health care and other benefits to retirees over the term of employee service.

       Postretirement benefit costs in the accompanying Consolidated Statement of Income for the years ended December 30, 1994 and December 31, 1993 were as follows:

(In thousands)                                                       1994              1993
Interest Cost                                                $      1,380       $     1,573
Service Cost                                                        1,117             1,033
Amortization of Gains                                               (117)             (117)
Total Postretirement Benefit Cost                            $      2,380       $     2,489

       The following table sets forth the postretirement benefit obligation recognized in the accompanying Consolidated Balance Sheet at December 30, 1994 and December 31, 1993:

(In thousands)                                                                1994         1993
Accumulated Postretirement Benefit Obligation
Retirees                                                                 $   6,975    $   8,445
Active Employees - Fully Eligible                                              462        2,611
Active Employees - Not Fully Eligible                                        7,925        8,680
Unrecognized Net Gain                                                        7,671        1,451
Unamortized Prior Service Cost                                               1,952        2,069
Total                                                                    $  24,985    $  23,256

       The expected cost of the company's postretirement benefits is assumed to increase at an annual rate of 10.4% in 1995. This rate is assumed to decline approximately 1% per year to 5% in the year 1999 and remain level thereafter. The health care cost trend rate assumption has a significant impact on the amounts reported. An increase in the rate of 1% in each year would increase the accumulated postretirement benefit obligation at December 30, 1994 by $2.4 million and the aggregate of the service and interest cost for 1994 by $0.4 million. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 8%. The company has not funded the liability for these benefits.

Profit-Sharing Plans
The company has defined contribution profit-sharing plans covering certain non-union employees. Under the terms of these plans, the company has agreed to make matching contributions equal to those made by the participating employees up to a maximum of 6% of each employee's base salary. The company's total contributions to the plans for 1994, 1993 and 1992 were $6.3 million, $6.0 million and $5.7 million, respectively.

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


NOTE 9. STOCKHOLDERS' EQUITY

Common Stock
On December 3, 1993, the Board of Directors of the company authorized a two-for-one stock split effected in the form of a stock dividend payable January 28, 1994 to stockholders of record on December 31, 1993.

       On a post-split basis, the company repurchased 3,715,928 of its outstanding common stock in 1992 at an average per share cost of $20.94. The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital on the accompanying Consolidated Balance Sheet.

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

Weighted Average Number of Common and Common Equivalent Shares
(In millions)                                                             1994        1993         1992
Primary                                                                   28.3        27.7         29.4
Fully Diluted                                                             32.3        32.1         33.3

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

Stock Incentive Plans
The Compensation Committee of the Board of Directors approved stock option grants under the company's 1989 Stock Incentive Plan (the "Plan") for shares of the company's common stock beginning in July 1993 to key employees of the company. The options have an exercise price of the greater of the fair market value on the date of grant or $22.38 per share, a term expiring July 26, 2003 and vest between 1995 and 2002 based upon the achievement of stock price appreciation targets. The percentage of the options that vest during specified time periods will depend on the amount of stock price appreciation in those time periods. After five years, the options will vest as to 60% of the covered shares if not otherwise vested, and after nine years, the options will vest as to the remaining 40% if not otherwise vested.

       Previous stock option grants under the Plan become exercisable in three to four equal annual installments commencing one year after grant. The Plan also provides for awards of restricted shares of common stock and stock units to officers and other key employees. Recipients of restricted shares must pay the par value of $0.01 for each restricted share of common stock received. Restricted shares are not transferable until vested, but the recipient enjoys full voting and dividend rights. Vesting ordinarily occurs in five unequal annual installments increasing from 10 percent in the first year to 30 percent in the fifth year. The liability for these awards is based upon the market value of the shares at the date of award and is included in Stockholders' Equity on the accompanying Consolidated Balance Sheet.

       The 1992 Directors Stock Option Plan provides for the granting of options to purchase shares of common stock to non-employee members of the company's Board of Directors. The aggregate number of options which may be granted under this plan is 200,000. Options become exercisable in three equal installments on the first three anniversaries of the date of grant.

       The following is a summary of the transactions in the plans during 1994:

                                                   Stock Options                      Restricted Shares
                                                                 Average
                                                  Shares           Price
Outstanding at December 31, 1993               4,176,030     $    17.80                        82,200
Granted                                        1,358,839          22.51
Exercised                                      (516,614)          12.07
Vested                                                                                        (79,200)
Canceled                                        (97,384)          21.59
Outstanding at December 30, 1994               4,920,871     $    19.63                         3,000
Exercisable at December 30, 1994               1,240,719     $    12.86
Exercised in 1993                                833,834     $    11.54
Exercised in 1992                                412,926     $    11.07

At December 30, 1994, a total of 902,936 shares were available for future grants of stock options, restricted shares and stock units under these plans.


NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

Ship Purchases and Related Financing
In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. A $52 million progress payment was made in 1993, and progress payments of $31 million were made in 1994. A progress payment of $20 million is due in early 1995, with the remaining 80% of each vessel's purchase price due upon delivery of each vessel scheduled beginning in May 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company. The remaining costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At December 30, 1994, the company had contracts to purchase $218.5 million in Deutsche marks. At December 30, 1994, the carrying value of such contracts was an asset of $6.6 million and the fair value, based on quoted market prices of comparable instruments, was an asset of $33.7 million. The value of the contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates in 1995.

       On January 5, 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships scheduled to be delivered in 1996. The total estimated project cost for construction of these vessels is $195 million. A progress payment of $18 million was made to Daewoo in 1993. The remaining progress payments are due in two $18 million installments in 1995, with the remaining 70% of each vessel's purchase price due upon delivery of each vessel in 1996. The costs of these vessels are expected to be financed with a portion of the net proceeds from the company's November 1993 and January 1994 public debt offerings and with cash from operations. The alliance agreements with Orient Overseas Container Line ("OOCL"), a Hong Kong shipping company, Mitsui OSK Lines, Ltd. ("MOL") and Nedlloyd Lines B.V. ("NLL") described below may impact the deployment and/or the ultimate ownership of the K10-class vessels.

Alliances
The company and OOCL are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Since December 1993, the company has been required to purchase additional vessel space from OOCL and to compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the scheduled delivery of the company's C11-class vessels in 1995.

       In September 1994, the company, MOL, and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996. This agreement is subject to government approvals in the U.S. and Japan.

       The three carriers and NLL signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers currently expect to initiate service under this agreement in March 1995, and weekly service is currently expected to commence by August 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001. The carriers currently expect to commence service under the agreement in January 1996. Prior to the commencement of this alliance, the company will enter the Asia-Europe trade by chartering vessel space through MOL beginning in March 1995.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

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

Facilities, Equipment and Services
The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $99.4 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At December 30, 1994, the company had outstanding letters of credit totaling $11 million, which guarantee the company's performance under certain of its commitments.

Employment Contracts
The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $15.9 million at December 30, 1994.

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

NOTE 11. BUSINESS SEGMENT INFORMATION

The company provides container transportation services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation. In addition, the company was engaged in real estate operations until 1994, when its remaining real estate holdings were sold.

(In millions)                                                  1994                1993              1992
Revenues
Transportation                                            $   2,777.3      $   2,590.2     $      2,509.6
Real Estate                                                      16.2             16.0                6.0
Total                                                     $   2,793.5      $   2,606.2     $      2,515.6
Operating Income
Transportation                                            $     114.2      $     122.9     $        136.7
Real Estate                                                       9.0             10.0                3.4
Total                                                     $     123.2      $     132.9     $        140.1

Identifiable Assets
Transportation                                            $   1,658.0      $   1,442.0     $      1,417.4
Real Estate                                                       6.0             12.4               18.2
Total                                                     $   1,664.0      $   1,454.4     $      1,435.6

       Depreciation expense and capital expenditures were related only to transportation operations in 1994, 1993 and 1992.

       The following table shows the percentage of ocean transportation revenues by country:

                                   1994                       1993                       1992
                         Origin      Destination    Origin      Destination     Origin      Destination
United States            26%            44%          27%           44%          30%           44%
Hong Kong                 14              4           12             4           12             5
People's Republic
 of China                 10              3            8             1            6             2
Japan                      9             11           10            12           11            11
Taiwan                     9              3            9             4           10             3
India                      5              2            5             3            5             2
Korea                      4              3            5             2            4             3
Indonesia                  4              1            4             1            3             1
Other                     19             29           20            29           19            29

       Operating income, net income and identifiable assets cannot be allocated on a geographic basis due to the nature of the company's business.

NOTE 12. QUARTERLY RESULTS (Unaudited)

(In millions, except per share amounts)

                                               1994                                 1993
Quarter                      December September     July    April  December September    June     April
Ended                              30       23         1        8        31       17       25         2
Revenues                      $ 764.7   $672.1   $ 653.6  $ 703.1   $ 765.9  $ 625.4  $ 583.9  $  631.0
Operating Income
 Transportation                  34.3     37.2      26.1     16.6      26.6     48.3     24.3      23.7
 Real Estate                                         6.4      2.6       5.4      1.0      3.6
Total (1)                        34.3     37.2      32.5     19.2      32.0     49.3     27.9      23.7
Income Before Taxes (2)          32.2     34.0      28.8     15.3      31.1     46.4     33.7      19.3
Net Income                    $  22.5   $ 22.5   $  19.0  $  10.2   $  21.2  $  25.5  $  21.3   $  12.1
Earnings
 Per Common Share
Primary Earnings
 Per Common Share             $  0.74   $ 0.74   $  0.62  $  0.30   $  0.69  $  0.85   $  0.71  $  0.39
Fully Diluted Earnings
 Per Common Share             $  0.69   $ 0.70   $  0.60  $  0.30   $  0.66  $  0.80   $  0.67  $  0.38
Cash Dividends
 Per Common Share             $  0.10   $ 0.10   $  0.10  $  0.10   $ 0.075  $ 0.075   $  0.075 $ 0.075
Market Price
 Per Common Share
High                          $26 7/8   $27 1/8  $23 1/8  $34       $30      $28 1/2   $27 3/4  $24 3/8
Low                            21 1/4    20 7/8   19        22 1/8   23       22 3/8    23 3/8   19

(1) Collections of detention charges related to the company's containers used to transport Operation Desert Storm cargo contributed $0.7 million, $0.5 million, $0.7 million and $8.3 million to Operating Income for the fourth, third, second and first quarters of 1994, respectively, and $3.6 million, $0.6 million and $1.7 million to Operating Income for the fourth, third and second quarters of 1993, respectively.

(2) The gain on the sale of the company's remaining investment in the common stock Amtech Corporation contributed $8.9 million to Income Before Taxes in the second quarter of 1993.

                  SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)



Description                Balance at       Charged To       Charged To      Deductions-       Balance at
                            Beginning         Cost and            Other     Describe (1)      End of Year
                              of Year          Expense        Accounts-
                                                           Describe (2)


Allowance for Doubtful Accounts


December 30, 1994           $  10,359        $  13,217       $    2,295       $  (3,963)      $    21,908

December 31, 1993           $  13,237        $   4,324       $     (764)      $  (6,438)      $    10,359

December 25, 1992           $  14,611        $   5,859                        $  (7,233)      $    13,237

(1)  Uncollectible receivables written off, net of recoveries.
(2)  Reclassifications from/(to) other Balance Sheet accounts.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                             PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information with respect to Directors and certain executive officers of the company appearing under the caption "Election of Directors - Information With Respect to Nominees and Directors" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 1995 is hereby incorporated herein by reference.

The following sets forth certain information with respect to the remaining executive officers of the company:

John G. Burgess, age 50, elected Executive Vice President of American President Lines, Ltd. in December 1992. Prior to that, he served as Executive Vice President and Chief Operating Officer of American President Lines, Ltd. from May 1990 to November 1992.

Maryellen B. Cattani, age 51, elected Executive Vice President of the company in March 1995, and has served as Senior Vice President, Secretary and General Counsel of the company since July 1991. Prior to joining the company, she was a partner in the law firm of Morrison & Foerster from 1989 to 1991 and Senior Vice President, General Counsel and Secretary of Transamerica Corporation from 1983 to 1989.

L. Dale Crandall, age 53, elected Executive Vice President and Chief Financial Officer of the company, to become effective upon his becoming a full-time employee of the company which is expected to occur in May 1995. Mr. Crandall has been a Partner in the accounting firm of Price Waterhouse since 1974 and has been managing partner of the firm's Los Angeles office since 1990.

Michael Diaz, age 46, elected Executive Vice President of American President Lines, Ltd. in December 1992. Prior to that, he served as President, Asia Division of American President Lines, Ltd. from August 1992 to November 1992, and Executive Vice President and Chief Operating Officer of APL Land Transport Services, Inc. from July 1990 to July 1992.

James S. Marston, age 61, elected Senior Vice President and Chief Information Officer of the company in September 1987, served as Vice President and then President of AMR Corporation-Technical Training Division from June 1982 to June 1986 and from June 1986 to September 1987, respectively.

William J. Stuebgen, age 47, elected Vice President, Controller and Chief Accounting Officer of the company in October 1990. Prior to that, he served as Vice President, Treasurer of the company from October 1988 to September 1990 and Vice President, Controller from April 1987 to March 1989.

The executive officers of the company are elected by the Board of Directors. Each officer holds office until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation, retirement or removal by the Board.

ITEM 11.   EXECUTIVE COMPENSATION

       The information appearing under the caption "Compensation of Executive Officers and Directors" and in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 1995, is hereby incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information appearing under the captions "Election of Directors-Stock Ownership of Directors and Executive Officers" and "Certain Beneficial Ownership of Securities" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 1995, is hereby incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information appearing under the captions "Compensation of Executive Officers and Directors -- Employment Agreements, Termination of Employment and Change-in-Control Arrangements and Certain Transactions" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 2, 1995, is hereby incorporated herein by reference.

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

   a. Schedule II - Valuation and Qualifying Accounts

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

3.4* Amendment to the By-laws dated June 25, 1993, filed as Exhibit 3.2 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

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

4.9* Certificate of Elimination with Respect to the $3.50 Series B Convertible Exchangeable Preferred Stock of American President Companies, Ltd., dated June 22, 1992, filed as Exhibit 4.1 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

4.10* Certificate of Designation, Preferences and Rights of the 9% Series D Convertible Preferred Stock of American President Companies, Ltd., dated June 29, 1992, filed as Exhibit 4.2 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

4.11* Indenture, dated as of November 1, 1993, between American President Companies, Ltd. and The First National Bank of Boston as Trustee, filed as Exhibit 4.1 to the company's Form 8K (File No. 1-8544), dated November 29, 1993.

4.12* Form of 7-1/8% Senior Note Due 2003 of American President Companies, Ltd., filed as Exhibit 4.2 to the company's Form 8K (File No. 1-8544) dated November 29, 1993.

4.13* Form of 8% Senior Debentures Due 2024 of American President Companies, Ltd., filed as Exhibit 4.20 to the company's Form 10K (File No. 1-
         8544), dated March 9, 1994.

10.1* Operating-Differential Subsidy Agreement (No. MA/MSB-417), effective as of January 1, 1978, between the United States and American President Lines, Ltd., and Addenda Nos. 1 through 79 thereto, excluding Nos. 16, 52, 56, 67, 72, 73, 76 and 77, filed as Exhibit
         10.1 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.2* Addenda Nos. 87 and 89 dated August 16, 1991 and March 19, 1992, respectively to the Operating-Differential Subsidy Agreement (No. MA/MSB-417), effective as of January 1, 1978, between the United States and American President Lines, Ltd., filed as Exhibit 10.72 to the company's Form 10K (File No. 1-8544), dated March 9, 1994.

10.3* Lease Agreement, dated June 1, 1988, between Monsanto Company and American President Intermodal Company, Ltd., filed as Exhibit 10.14 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

10.4* Lease Agreement, dated June 1, 1988, between Consolidated Rail Corporation and American President Intermodal Company, Ltd., filed as
         Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

10.5* Lease and Preferential Assignment Agreement dated January 6, 1971, and First Supplemental Agreement dated February 24, 1971, between the City of Oakland and Seatrain Terminals of California, Inc., filed as
         Exhibit 10.32 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.6* Second Supplemental Agreement to Lease and Preferential Assignment Agreement, dated May 3, 1988, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 14, 1990.

10.7* Preferential Assignment dated February 23, 1972, between the City of Oakland and Seatrain Terminals of California, Inc., filed as Exhibit
         10.33 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.8* Assignment, Designation of Secondary Use and Consent, dated December 11, 1974, among Seatrain Terminals of California, Inc., American President Lines, Ltd., the City of Oakland and Seatrain Lines, Inc., filed as Exhibit 10.34 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.9* Acknowledgment of Termination of Consent to Secondary Use and Sublease and Assumption of Entire Combined Premises and Cranes dated December 18, 1981, between the City of Oakland and American President Lines, Ltd., filed as Exhibit 10.35 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.10* Supplemental Agreement dated July 6, 1982, between the City of Oakland and American President Lines, Ltd., filed as Exhibit 10.36 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.11* Permit No. 441, dated November 26, 1980, Second Amendment to Permit No. 441, dated February 7, 1983, and Third Amendment to Permit No. 441, dated May 10, 1984, between the City of Los Angeles and American President Lines, Ltd., filed as Exhibit 10.37 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.12* Fourth Amendment to Permit No. 441, dated as of October 29, 1986 between the City of Los Angeles and American President Lines, Ltd., filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.13* Financing and Security Agreement, dated March 27, 1984, between American President Lines, Ltd. and the City of Los Angeles, California, filed as Exhibit 10.38 to the company's Registration Statement on Form S-1, Registration No. 2-93718, which became effective on November 1, 1984.

10.14* Lease, dated July 31, 1972, Lease Agreement, dated September 1, 1980, Memorandum, dated September 1, 1980, and two letters dated July 3, 1981 and July 14, 1981, respectively, between Hanshin Port Development Authority and American President Lines, Ltd., filed as Exhibit 10.39 to the company's Registration Statement on Form S-1, Registration No. 2-93718, which became effective on November 1, 1984.

10.15* Pre-engagement Agreement for Lease dated March 17, 1983, Supplemental Agreement dated March 17, 1983 and form of Wharf Lease Agreement between Yokohama Port Terminal Corporation and American President Lines, Ltd., filed as Exhibit 10.41 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.16* Lease Contract of Wharfs Nos. 68 & 69 of Container Terminal No. 3 Kaohsiung Harbor, Taiwan, Republic of China, dated December 31, 1987 and Equipment Agreement between the Kaohsiung Harbor Bureau and APL, dated December 31, 1987, filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.17* Lease dated April 28, 1978, Memorandum of Understanding, Addendum to Lease dated May 9, 1978, Addendum No. 2 to Lease dated July 28, 1978, and Addendum No. 3 to Lease dated March 27, 1984, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.44 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.18* Addendum No. 4 dated April 19, 1985 to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated December 12, 1985.

10.19* Addendum No. 5 dated July 25, 1986 to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.20* Addendum No. 6, dated May 1, 1988, to Lease dated April 28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.13 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

10.21* Lease Agreement between Port of Seattle and American President Lines, Ltd. at Terminal 5 dated September 26, 1985, filed as Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated December 12, 1985.

10.22* Amendment No. 6 to the Lease Agreement between Port of Seattle and American President Lines, Ltd. at Terminal 5, and assignment of the lease from American President Lines, Ltd. to Eagle Marine Services, Ltd. dated June 1, 1994, excluding exhibits and other related agreements, filed as Exhibit 10.1 to the company's Form 10Q (File No. 1-8544), dated August 12, 1994.

10.23* Lease Agreement between the company and Bramalea Pacific, Inc. dated April 18, 1988, and Amendments 1 through 5, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 27, 1991.

10.24* Credit agreements dated as of February 12, 1987, between American President Lines, Ltd. and Kreditanstalt fur Wiederaufbau, filed as
         Exhibit 10.9 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.25* Guarantees dated as of February 12, 1987, by the company in favor of Kreditanstalt fur Wiederaufbau, filed as Exhibit 10.10 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.26* Grantor Trust Agreement with U.S. Trust Company of California, N.A., effective April 10, 1989, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

10.27* Trans-Pacific Stabilization Agreement, a Cooperative Working Agreement among Ocean Common Carriers, including American President Lines, Ltd., signed November 22, 1988, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

10.28* Assignment Agreement from United States Lines, Inc. to American President Lines, Ltd. with attached supplements, dated September 16, 1987, filed as Exhibit 10.8 to the company's Form SE (File No. 1-
         8544), dated March 14, 1990.

10.29* Contract for the Purchase of Containership Vessels dated May 10, 1993, between Howaldtswerke-Deutsche Werft and Aktungesellschaft and American President Lines, Ltd., filed as Exhibit 10.66 to the company's Form 10K (File No. 1-8544), dated March 9, 1994.

10.30* Contract for the Purchase of Containership Vessels dated May 10, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd., filed as Exhibit 10.67 to the company's Form 10K (File No. 1-8544), dated March 9, 1994.

10.31* Amendment No. 1 to the Contract for the Purchase of Containership Vessels, dated June 3, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd., filed as Exhibit 10.4 to the company's Form 10Q (File No. 1-8544), dated August 3, 1993.

10.32* Permit No. 733, dated September 10, 1993, between the City of Los Angeles and Eagle Marine Services, Ltd., and the Guaranty of Agreement made by American President Lines, Ltd., excluding exhibits, filed as
         Exhibit 10.1 to the company's Form 10Q (File No. 1-8544), dated November 18, 1993.

10.33* Loan Agreement dated March 14, 1994 by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower); including Appendices and Schedules thereto, filed as Exhibit 10.4 to the company's Form 10Q (File No. 1-8544), dated May 20, 1994 and as Exhibit 10.4a to the company's Form 10-K/A (file No. 1-8544), dated December 6, 1994.

10.34* Guarantee dated as of March 14, 1994 by American President Companies, Ltd. (as Guarantor); in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); and Commerzbank AG Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate), including Schedule 1 thereto, filed as Exhibit 10.5 to the company's Form 10Q (File No. 1-8544), dated May 20, 1994.

10.35* Credit Agreement, dated March 25, 1994 among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, Bank of America National Trust and Savings Association, The First National Bank of Boston, Barclays Bank PLC, ABN AMRO Bank N.V., The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as agent, filed as Exhibit 10.1 to the company's Form 10Q (File No. 1-8544), dated May 20, 1994.

10.36*   Deferred Compensation Plan For Directors of the company, filed as
         Exhibit 10.49 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.**

10.37*   Executive Survivors' Benefits Plan, dated November 29, 1988, filed as
         Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 17, 1992.**

10.38* Amendment No. 1 to the Executive Survivors' Benefits Plan, effective December 4, 1992, filed as Exhibit 10.10 to the company's Form SE (File No. 1-8544), dated March 24, 1993.**

10.39*   1988 Deferred Compensation Plan dated November 29, 1988, filed as
         Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated February 17, 1989.**

10.40* Amendment No. 1 to the 1988 Deferred Compensation Plan, effective January 1, 1992, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 24, 1993.**

10.41*   1992 Directors' Stock Option Plan, dated March 17, 1992, filed as
         Exhibit 10.06 to the company's Form SE (File No. 1-8544), dated May 5, 1992.**

10.42* Amended and Restated Retirement Plan for the Directors of American President Companies, Ltd., dated September 15, 1992, filed as Exhibit
         10.01 to the company's Form SE (File No. 1-8544), dated October 20, 1992.**

10.43* American President Companies, Ltd. Retirement Plan, amended and restated effective January 1, 1993, filed as Exhibit 10.13 to the company's Form SE (File No. 1-8544), dated March 24, 1993.**

10.44* 1989 Stock Incentive Plan of the company, as amended and restated effective April 28, 1994, filed with the company's Proxy Statement (File No. 1-8544) for the Annual Meeting of Shareholders held on April 28, 1994.**

10.45 American President Companies, Ltd. SMART Plan, second amendment and restatement effective January 1, 1995.**

10.46 Excess-Benefit Plan of the company, amended and restated effective December 31, 1994.**

10.47    1995 Deferred Compensation Plan of the company, effective January 1,
         1995.**

10.48 1995 Supplemental Executive Retirement Plan of the company, effective January 1, 1995.**

10.49* Employment Agreement as amended, dated January 29, 1991 between the company and John M. Lillie, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated May 8, 1991.**

10.50* Amendment No. 1 dated July 28, 1992 to the Employment Agreement as amended, between the company and John M. Lillie, filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated March 24, 1993.**

10.51* Amendment No. 2 dated January 26, 1992 to the Employment Agreement as amended, between the company and John M. Lillie, filed as Exhibit 10.2 to the company's Form SE (File No. 1-8544), dated March 24, 1993.**

10.52* Employment Agreement between the company and Maryellen B. Cattani dated April 28, 1994, filed as Exhibit 10.10 to the company's Form 10Q (File No. 1-8544), dated May 20, 1994.**

10.53* Employment Agreement between the company and Will M. Storey dated March 4, 1994, filed as Exhibit 10.11 to the company's Form 10Q (File No. 1-8544), dated May 20, 1994.**

10.54* Employment Agreement between the company and Timothy J. Rhein dated July 28, 1992, filed as Exhibit 10.1 to the company's Form 10Q (File No. 1-8544), dated November 4, 1994.**

10.55* Employment Agreement between the company and Joji Hayashi dated July 28, 1992, filed as Exhibit 10.2 to the company's Form 10Q (File No. 1-
         8544), dated November 4, 1994.**

10.56* Employment Agreement between the company and James S. Marston dated July 28, 1992, filed as Exhibit 10.3 to the company's Form 10Q (File No. 1-8544), dated November 4, 1994.**

10.57* Employment Agreement between the company and John G. Burgess dated July 28, 1992, filed as Exhibit 10.4 to the company's Form 10Q (File No. 1-8544), dated November 4, 1994.**

10.58* Employment Agreement between the company and Michael Diaz dated July 28, 1992, filed as Exhibit 10.5 to the company's Form 10Q (File No. 1-
         8544), dated November 4, 1994.**

10.59* Form of Indemnity Agreements dated March 11, 1988 between the company and W. B. Seaton, Charles S. Arledge, John H. Barr, Calvin S. Hatch,
         J. Hayashi, Forrest N. Shumway and Barry L. Williams, filed as Exhibit
         10.3 to the company's Form SE (File No. 1-8544), dated February 17, 1989.**
10.60* Form of Indemnity Agreements dated April 25, 1991 between the company and F. Warren Hellman, John M. Lillie, Timothy J. Rhein, Will M. Storey, filed as Exhibits 10.3 through 10.6 to the company's Form SE (File No. 1-8544), dated May 8, 1991.**

10.61* Indemnity Agreement dated October 5, 1993 between the company and Toni Rembe, filed as Exhibit 10.74 to the company's Form 10K (File No. 1-
         8544), dated March 9, 1994.**

10.62 Form of Indemnity Agreement dated April 28, 1994 between the company and G. Craig Sullivan.**

10.63 Form of Indemnity Agreement dated June 20, 1994 between the company and Tully M. Friedman.**

11.1     Computation of Earnings Per Share.

21.1     Subsidiaries of the company.

23.1     Consent of Independent Public Accountants.

24.1     Powers of Attorney.

27 Financial Data Schedules filed under Article 5 of Regulation S-X for the year ended December 30, 1994.

*Incorporated by Reference

**Denotes management contract or compensatory plan.

       Pursuant to Instruction 2 to Item 601 of Regulation S-K, the company has omitted the Contract for the Purchase of Containership Vessels dated December 2, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd. Such document is substantially identical to the Contract for the Purchase of Containership Vessels dated May 10, 1993, between Daewoo Shipbuilding and Heavy Machinery, Ltd. and American President Lines, Ltd., except with respect to prices and dates of delivery, set forth as Exhibit 10.30.

       Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments defining the rights of holders of the long-term debt of the company and its consolidated subsidiaries have not been filed because the amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the company and its subsidiaries on a consolidated basis. A copy of any such instrument will be furnished to the Commission upon request.


(b)    Reports on Form 8-K during the fourth quarter:

       No current report on Form 8-K was filed during the quarter for which this report on Form 10-K is filed.

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

                               AMERICAN PRESIDENT COMPANIES, LTD.
                                             (Registrant)



                                                 By  /s/ William J. Stuebgen
                                                            William J. Stuebgen
                                                            Vice President,
                                                            Controller and
                                                    Chief Accounting Officer
                                                            March 10, 1995

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ John M. Lillie*                                March 10, 1995
          John M. Lillie
          Chairman of the Board
          of Directors, President
          and Chief Executive Officer


      /s/ Charles S. Arledge*                            March 10, 1995
          Charles S. Arledge
          Director


      /s/ John H. Barr*                                   March 10, 1995
          John H. Barr
          Director


      /s/ Tully M. Friedman                               March 10, 1995
          Tully M. Friedman
          Director


      /s/ Joji Hayashi*                                   March 10, 1995
          Joji Hayashi
          Director


      /s/ F. Warren Hellman*                              March 10, 1995
          F. Warren Hellman
          Director


      /s/ Toni Rembe*                                     March 10, 1995
          Toni Rembe
          Director

      /s/ Timothy J. Rhein*                               March 10, 1995
          Timothy J. Rhein
          Director


      /s/ Forrest N. Shumway*                             March 10, 1995
          Forrest N. Shumway
          Director


      /s/ G. Craig Sullivan*                             March 10, 1995
          G. Craig Sullivan
          Director


      /s/ Will M. Storey*                                March 10, 1995
          Will M. Storey
          Executive Vice President,
          Chief Financial Officer
          and Director


      /s/ Barry L. Williams*                             March 10, 1995
          Barry L. Williams
          Director


 *By: /s/ Maryellen B. Cattani                           March 10, 1995
          Maryellen B. Cattani
          Attorney-in-fact