Form 10-Q
period 1995-04-07
AMERICAN PRESIDENT COMPANIES LTD
filed 1995-05-18
CIK 725457

________________________________________________________________________________
________________________________________________________________________________



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 7, 1995
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                        Outstanding at May 5, 1995
___________________________                           __________________________

Common Stock, $.01 par value                                   27,363,380


________________________________________________________________________________
________________________________________________________________________________

                        AMERICAN PRESIDENT COMPANIES, LTD.

                                      INDEX


           PART I.    FINANCIAL INFORMATION                                              Page
                      _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                              3
           Balance Sheet                                                                    4
           Statement of Cash Flows                                                          5
           Notes to Consolidated Financial Statements                                    6-12

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                           13-21


           Part II.   OTHER INFORMATION
                      _________________

Item 1.    Legal Proceedings                                                               22

Item 6.    Exhibits and Reports on Form 8-K                                                23

           SIGNATURES                                                                      24

       The consolidated financial statements presented herein include the accounts of American President Companies, Ltd. and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 30, 1994 (Commission File No. 1-8544).

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
_______________________________________________________________________________________________
                                                                      14 Weeks Ended
(In thousands, except per share amounts)                      April 7, 1995       April 8, 1994
_______________________________________________________________________________________________
REVENUES                                                       $    740,661         $   703,128
_______________________________________________________________________________________________

EXPENSES
Operating, Net of Operating-
  Differential Subsidy                                              687,402             636,064
General and Administrative                                           21,340              19,369
Depreciation and Amortization                                        28,314              28,440
_______________________________________________________________________________________________
    Total Expenses                                                  737,056             683,873
_______________________________________________________________________________________________
OPERATING INCOME                                                      3,605              19,255
_______________________________________________________________________________________________

Interest Income                                                       6,128               3,269
_______________________________________________________________________________________________
Interest Expense                                                    (8,023)             (7,211)
_______________________________________________________________________________________________
Income Before Taxes                                                   1,710              15,313
Federal, State and Foreign Tax Expense                                  650               5,145
_______________________________________________________________________________________________

NET INCOME                                                     $      1,060         $    10,168
_______________________________________________________________________________________________
Less Dividends on Preferred Stock                                     1,688               1,688
NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCK                                              $       (628)        $     8,480
_______________________________________________________________________________________________
_______________________________________________________________________________________________

EARNINGS (LOSS) PER COMMON SHARE
_______________________________________________________________________________________________
Primary Earnings (Loss) Common Per Share                       $     (0.02)         $     0.30
_______________________________________________________________________________________________
Fully Diluted Earnings (Loss) Common Per Share                       (0.02)         $     0.30
_______________________________________________________________________________________________

DIVIDENDS PER COMMON SHARE                                     $      0.10          $     0.10
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_______________________________________________________________________________________________
                                                                    April 7         December 30
(In thousands, except share amounts)                                   1995                1994
_______________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                    $       74,868       $      39,754
Short-Term Investments                                              123,676             214,898
Trade and Other Receivables, Net                                    280,565             280,736
Fuel and Operating Supplies                                          39,442              36,549
Prepaid Expenses and Other                                           38,887              37,135
_______________________________________________________________________________________________
Total Current Assets                                                557,438             609,072
_______________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                               678,645             678,453
Containers, Chassis and Rail Cars                                   791,647             781,100
Leasehold Improvements and Other                                    266,101             260,699
Construction in Progress                                            134,804             116,845
_______________________________________________________________________________________________
                                                                  1,871,197           1,837,097
Accumulated Depreciation and Amortization                         (921,938)           (896,802)
_______________________________________________________________________________________________
Property and Equipment, Net                                         949,259             940,295
_______________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                        119,431             114,590
_______________________________________________________________________________________________

Total Assets                                                 $    1,626,128       $   1,663,957
_______________________________________________________________________________________________
_______________________________________________________________________________________________

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
  and Capital Leases                                         $       12,560       $       4,797
Accounts Payable and Accrued Liabilities                            369,144             397,969
_______________________________________________________________________________________________
Total Current Liabilities                                           381,704             402,766
_______________________________________________________________________________________________
DEFERRED INCOME TAXES                                               142,829             139,955
_______________________________________________________________________________________________
OTHER LIABILITIES                                                   121,441             118,603
_______________________________________________________________________________________________
LONG-TERM DEBT                                                      362,896             373,142
CAPITAL LEASE OBLIGATIONS                                             3,888              13,108
_______________________________________________________________________________________________
Total Long-Term Debt and Capital Lease Obligations                  366,784             386,250
_______________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
_______________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
  Stated at $50.00, Authorized-2,000,000
  Shares Series C, Shares Issued and Outstanding-
  1,500,000 in 1995 and 1994                                         75,000              75,000
_______________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  27,344,000 in 1995 and 27,318,000 in 1994                          27,344              27,318
Additional Paid-In Capital                                           71,181              70,853
Retained Earnings                                                   439,845             443,212
_______________________________________________________________________________________________
Total Stockholders' Equity                                          538,370             541,383
_______________________________________________________________________________________________
Total Liabilities, Redeemable Preferred Stock
  and Stockholders' Equity                                   $    1,626,128       $   1,663,957
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_______________________________________________________________________________________________
                                                                      14 Weeks Ended
(In thousands)                                                April 7, 1995       April 8, 1994
_______________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $      1,060         $    10,168
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
  Depreciation and Amortization                                      28,314              28,440
  Deferred Income Taxes                                                 137               2,808
  Change in Receivables                                                 171            (15,839)
  Issuance of Notes Receivable on
    Sales of Real Estate                                                                (1,170)
  Change in Fuel and Operating Supplies                             (2,893)             (3,277)
  Change in Prepaid Expenses and Other Current Assets                   141                (16)
  (Gain) Loss on Sale of Property and Equipment                         423               (650)
  Change in Accounts Payable and Accrued Liabilities               (28,825)               6,161
  Other                                                               1,950               2,271
_______________________________________________________________________________________________
      Net Cash Provided by Operating Activities                         478              28,896
_______________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                               (37,786)            (20,355)
Proceeds from Sales of Property and Equipment                           333               1,794
Purchase of Short-Term Investments                                 (40,890)            (51,717)
Proceeds from Sales of Short-Term Investments                       132,112
Other                                                               (3,210)             (3,329)
_______________________________________________________________________________________________
    Net Cash Provided by (Used in)
      Investing Activities                                           50,559            (73,607)
_______________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                                                        147,348
Repayments of Capital Lease Obligations                             (1,507)             (1,456)
Repayments of Debt                                                 (10,244)            (10,014)
Dividends Paid                                                      (4,419)             (4,403)
Other                                                                   346               4,830
_______________________________________________________________________________________________
    Net Cash Provided by (Used in)
      Financing Activities                                         (15,824)             136,305
_______________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                                (99)               (346)
_______________________________________________________________________________________________
      NET INCREASE IN CASH AND CASH EQUIVALENTS                      35,114              91,248
_______________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                     39,754              84,053
_______________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                     $     74,868         $   175,301
_______________________________________________________________________________________________

SUPPLEMENTAL DATA:
_______________________________________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest                          $      8,858         $     1,812
Income Taxes (Refunds)                                         $      2,426         $     (344)
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Allowance for Doubtful Accounts

       At April 7, 1995 and December 30, 1994 the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, amounted to $20.0 million and $21.9 million, respectively.

       Capitalized Interest

       Interest costs of $2.6 and $1.6 million relating to cash paid for the construction of vessels were capitalized in the first quarter of 1995 and 1994, respectively.

       Income Taxes

       The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The tax rates were 38% and 34% for the first quarters of 1995 and 1994, respectively. The 1994 estimated effective tax rate includes the effect of revisions of prior years' estimated tax liabilities.

Note 2.    United States Maritime Administration Agreements

Operating-Differential Subsidy Agreement

       The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. The ODS amounts were $16.4 million for each of the quarters ended April 7, 1995 and April 8, 1994, and have been included as a reduction of operating expenses.

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

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of the company's unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. While no assurances can be given, management believes these legal challenges will not be successful.

Capital Construction Fund

       The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In 1994, the company made a deposit of $36.9 million to its CCF and sold an undivided interest in $40 million of its trade accounts receivable to its CCF for $36.9 million in cash. At April 7, 1995 and December 30, 1994, the CCF totaled $38.6 million and $37.8 million, respectively, and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.


Note 3.    Accounts Payable and Accrued Liabilities

       Accounts Payable and Accrued Liabilities at April 7, 1995 and December 30, 1994 were as follows:

_______________________________________________________________________________________________
(In thousands)                                                      April 7         December 30
                                                                       1995                1994
_______________________________________________________________________________________________
Accounts Payable                                             $       71,740       $      54,009
Accrued Liabilities                                                 221,792             259,933
Current Portion of Accrued Claims                                    19,773              24,468
Income Taxes                                                          1,388               2,883
Unearned Revenue                                                     54,451              56,676
_______________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities               $      369,144       $     397,969
_______________________________________________________________________________________________
_______________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt

       Long-Term Debt at April 7, 1995 and December 30, 1994 consisted of the following:

_______________________________________________________________________________________________
(In thousands)                                                      April 7         December 30
                                                                       1995                1994
_______________________________________________________________________________________________
8% Senior Debentures $150 million Face Amount,
  Due on January 15, 2024 (1)                                $      147,150       $     147,144
7 1/8% Senior Notes $150 million Face Amount,
  Due on November 15, 2003 (1)                                      148,107             148,065
Series I 8% Vessel Mortgage Bonds
  Due Through 1997 (2)                                               47,647              57,176
8% Refunding Revenue Bonds Due on November 1, 2009                   12,000              12,000
Refunding Revenue Bonds, at Various Rates Not to
  Exceed 12%, Due on November 1, 2009                                 6,495               6,495
Note Payable at 9% Due Through 1997                                   2,060               2,591
Notes Payable at Prime plus 1%                                          572                 572
Note Payable at 10% Due Through 1998 (3)                                                    184
_______________________________________________________________________________________________
Total Debt                                                          364,031             374,227
Current Portion                                                     (1,135)             (1,085)
_______________________________________________________________________________________________
Long-Term Debt                                               $      362,896       $     373,142
_______________________________________________________________________________________________
_______________________________________________________________________________________________

(1) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.9 million and $1.9 million at April 7, 1995 and December 30, 1994, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 and $2.9 million at April 7, 1995 and December 30, 1994, respectively.

(2) Principal payments are due in equal semiannual installments. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to five of the remaining cash payments, which it has not yet exercised. Principal payments are classified as long-term debt on the basis that the company issues Series II Bonds totaling up to $23.8 million per year in lieu of the next five semiannual cash payments.

(3)  The note was repaid by the company in the first quarter of 1995.

       The company has a credit agreement with a group of banks which provides for an aggregate commitment of up to $200 million through March 1999. The credit agreement contains, among other things, various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. There have been no borrowings under this agreement.

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


Note 5.    Stockholders' Equity

Earnings (Loss) Per Common Share

       For the quarter ended April 7, 1995, the loss per common share on a primary and fully diluted basis was computed by dividing net income, reduced by the amount of the dividends on the Series C Cumulative Convertible Preferred Stock, by the weighted average number of common shares outstanding. For the quarter April 8, 1994, primary and fully diluted earnings per common share were computed by dividing net income, reduced by the amount of the dividends on the Series C Cumulative Convertible Preferred Stock, by the weighted average number of common shares and common equivalent shares outstanding. The number of shares used in these computations were as follows:

_______________________________________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_______________________________________________________________________________________________
                                                                      14 Weeks Ended
(In millions)                                                 April 7, 1995       April 8, 1994
_______________________________________________________________________________________________
Primary                                                               27.3                28.6
Fully Diluted                                                         27.3                28.6
_______________________________________________________________________________________________
_______________________________________________________________________________________________

Cash Dividends

       On May 2, 1995, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on May 31, 1995 to common stockholders of record on May 15, 1995. The Board of Directors also declared a cash dividend of $1.125 on the 9% Series C Cumulative Convertible Preferred Stock, payable on June 15, 1995 to preferred stockholders of record on June 1, 1995.


Note 6.    Commitments and Contingencies

Commitments

Ship Purchases and Related Financing

       In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. The company has made progress payments of $99 million, including progress payments of $16 million in the first quarter of 1995. A remaining progress payment of $4 million is due in the second quarter of 1995, and the remaining 80% of each vessel's purchase price is due upon delivery of the

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies

Commitments (continued)

Ship Purchases and Related Financing (continued)

vessel. Delivery dates are scheduled between May and November 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Any gains or losses on these contracts will be deferred and recognized as an adjustment to the cost basis of the ships when the related payments are made. At April 7, 1995, the company had contracts to purchase $213.9 million in Deutsche marks.

       In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships scheduled to be delivered in 1996. The total estimated cost for construction of these vessels is $195 million. The company is engaged in efforts related to the possible sale of the K10 contracts to third party investors and the possible formation of a joint venture with certain alliance partners to charter back these vessels for use in the Asia-Europe trade. No assurances can be given at this time with respect to whether these negotiations will be successful. The company has made progress payments of $18 million to date for these vessels. Remaining installments totaling $36 million are due in 1995, and the final 70% is due upon delivery of the vessels in 1996.

Alliances

       The company and Orient Overseas Container Line ("OOCL") are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Since December 1993, the company has been required to purchase additional vessel space from OOCL and to compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the scheduled delivery of the company's C11-class vessels in 1995.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies

Commitments (continued)

Alliances (continued)

       In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.

       The three carriers and Nedlloyd Lines B.V. signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995, and weekly service is currently expected to commence by August 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001. The carriers currently expect to commence service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be fully implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

       In April 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo is being transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5.3 million per year.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Commitments and Contingencies

Commitments (continued)

Facilities, Equipment and Services

       At April 7, 1995, the company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $84.2 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At April 7, 1995, the company had outstanding letters of credit totaling $11.1 million, which guarantee the company's performance under certain of its commitments.

Employment Agreements

       The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $18.2 million at April 7, 1995.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                               First Quarter                      First Quarter
(In millions)                                           1995         Change                1994
_______________________________________________________________________________________________
Revenues
 International Transportation                        $   527           4%                $  508
 North America Transportation                            214          13%                   190
 Real Estate                                                       (100%)                     5
_______________________________________________________________________________________________
Operating Income                                     $     4        (81%)                $   19
_______________________________________________________________________________________________
Pretax Income                                        $     2        (89%)                $   15
_______________________________________________________________________________________________
_______________________________________________________________________________________________

       Pretax income for the first quarter of 1995 was $2 million compared with pretax income of $15 million in the first quarter of 1994. Included in the 1994 results were $8 million from the collection of Desert Storm detention charges and a $3 million contribution from real estate sales. There was no collection of Desert Storm detention charges or contribution from real estate sales in the first quarter of 1995. The company completed the sales of its remaining real estate holdings in the second quarter of 1994, and final Desert Storm detention collections were received in the fourth quarter of 1994. Excluding these items, pretax income was $2 million and $4 million for the first quarters of 1995 and 1994, respectively.

       The decrease in pretax income from last year's first quarter is attributable to increases in operating expenses primarily related to the continued weakening of the U.S. dollar, particularly against the Japanese yen, and a 44% increase in fuel cost per barrel. Partially offsetting these increased costs were improvements in volumes in the company's North America stacktrain, U.S. import and U.S. export markets and improvements in revenue per forty-foot equivalent unit ("FEU") in the company's international markets.

INTERNATIONAL TRANSPORTATION (1)
                                               First Quarter                      First Quarter
(Volumes in thousands of FEUs)                          1995         Change                1994
_______________________________________________________________________________________________
Import
 Volumes                                               52.4            5%                 49.8
 Average Revenue per FEU                           $   4,069           1%              $  4,048
_______________________________________________________________________________________________
Export
 Volumes                                               44.2            4%                 42.5
 Average Revenue per FEU                           $   3,170           3%              $  3,090
_______________________________________________________________________________________________
Intra-Asia
 Volumes                                               46.0          (8%)                 50.1
 Average Revenue per FEU                           $   1,996           6%              $  1,879
_______________________________________________________________________________________________
Asia-Europe
 Volumes                                                0.3
 Average Revenue per FEU                           $   2,706
_______________________________________________________________________________________________
_______________________________________________________________________________________________

(1) Volumes and average revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

       The company's U.S. import volumes increased in the first quarter of 1995 compared with the same period last year due to increases in shipments of commercial dry cargo from Hong Kong and the Philippines, which more than offset the decrease in import volumes from Kobe caused by the earthquake in January 1995. Volumes of the company's U.S. export cargo increased in the first quarter of 1995 compared with the first quarter of 1994, primarily resulting from increased U.S. cotton shipments due to poor harvests in India and Pakistan, and an increase in shipments of refrigerated cargo. These increases were partially offset by a decrease in military shipments due to the loss of the company's position as preferred carrier of military cargo in June 1994. The company's intra-Asia volumes decreased in the first quarter of 1995 compared with last year's first quarter as a result of decreased shipments to and from Kobe and the poor cotton harvests in India and Pakistan. Asia-Europe service began in mid-March with shipments to Denmark, the United Kingdom and the Netherlands.

       Utilization of the company's containership capacity in the first quarter of 1995 was 83% and 98% for import and export shipments, respectively, compared with 77% and 94%, respectively, in 1994. The increases in import and export utilization in the first quarter of 1995 resulted from increases in volumes shipped by the company compared with the first quarter of 1994.

       Average revenue per FEU for the company's U.S. import shipments increased in the first quarter of 1995 compared with the first quarter of 1994 due to an increase in the proportion of higher-rated cargo. Average revenue per FEU in the company's U.S. export market increased in the first quarter of 1995 from last year's first quarter due an increase in higher-rated refrigerated and intermodal cargo, which was partially offset by the increased lower-rated cotton shipments. Average revenue per FEU in the company's intra-Asia market increased in the first quarter of 1995 compared with the first quarter of 1994, attributable to an increase in the proportion of higher-rated refrigerated cargo.

       Other international transportation revenues, which primarily comprises cargo handling, freight consolidation, logistics services and per diem revenues, were $79 million in the first quarter 1995 compared with $75 million in the first quarter 1994. Included in the first quarter of 1994 were approximately $8 million in collections of Desert Storm detention charges. The increase in other revenue was primarily attributable to increases in cargo handling revenues in Asia and North America. In addition, freight consolidation and logistics services revenues increased due to higher volumes, and the Kobe earthquake insurance claim for business interruption, net of the deductible of $1 million, is also included in these revenues.

       The company incurred incremental operating expenses and a loss of ocean freight revenues during the first quarter of 1995 resulting from the earthquake in Kobe on January 17, 1995, in which the ocean terminal leased by the company was damaged, requiring extensive repairs. All but $1 million of these expenses and lost revenues are expected to be recovered through the company's business interruption insurance. The company and OOCL have resumed limited service to Kobe, and the company and OOCL have adjusted their shared trans-Pacific schedule to and from Japan. The company cannot estimate the extent to which its volumes to and from Japan will be affected by the damage caused by the earthquake in future quarters, which will depend upon the timing of port repairs and the recovery of the infrastructure and economy in the region. Additionally, the company cannot estimate the actual amount that would be recovered under its insurance policies.

       The new C11-class vessels are scheduled to be delivered beginning in May 1995, and the Asia-U.S. East Coast alliance and Asia-Europe service began in March 1995. Start-up expenses related to these programs were incurred in the first quarter and will continue to be incurred during the remainder of 1995, with limited related revenues. The weaker U.S. dollar and higher fuel costs are expected to continue to impact operating expenses, and are expected to be partially offset by currency and fuel surcharges.

The company expects improvements in the maritime rate environment, specifically in the U.S. import market as a result of general rate increases which went into effect on May 1, 1995. The company currently expects soft earnings in the first half of 1995, with improvement in the second half based on the company's expected utilization of its new capacity and an improvement in per unit operating costs when the new vessels are fully deployed. However, utilization depends to a great extent upon the level of demand for transportation services and competition among carriers in the company's markets, and there is no assurance that such utilization and resulting improvement in per unit operating costs will materialize.

       The company and Orient Overseas Container Line ("OOCL") are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. Since December 1993, the company has been required to purchase additional vessel space from OOCL for approximately $7 million annually, accrued ratably over each year. This commitment reduces as the company increases the capacity it can exchange with OOCL, which is expected to begin with the scheduled delivery of the company's C11-class vessels in 1995.

       In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.

       The three carriers and Nedlloyd Lines B.V. signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995, and weekly service is currently expected to commence by August 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001. The carriers currently expect to commence service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be fully implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

       In April 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years. Under the agreement, cargo is being transported between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. Each party is committed to purchase a minimum amount of vessel space at contract rates and may buy available extra space as needed. The company's minimum space purchase commitment exceeds that of TMM by approximately $5 million per year.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $16 million in each of the first quarters of 1995 and 1994, and totaled $61 million in 1994.

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

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, presently under construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver that will allow the company to operate its C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.- flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of the company's unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. While no assurances can be given, management believes these legal challenges will not be successful.

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

       The company and Matson Navigation Company, Inc. ("Matson") have signed a memorandum of understanding to pursue negotiations to form a ten-year alliance between the companies. Pursuant to the terms of this alliance, the company would sell to Matson its three C9-class and three C8-class containerships, its Guam assets, and discontinue its westbound service to Guam. Matson would operate a five-ship Far East to U.S. West Coast service, including the C9-class vessels, one C8-class vessel and a Matson vessel. The company would have use of the vessels' eastbound capacity, and Matson would have use of their westbound capacity, with a certain number of container slots to be held available to the company for the westbound service and to Matson for the eastbound service. The company expects the sale of the ships and the Guam assets to be completed in late-October, and to start services under the alliance in early 1996, subject to governmental approvals. There can be no assurances, however, that negotiations with Matson will be successful or governmental approvals will be received.

       In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

NORTH AMERICA TRANSPORTATION (1)
                                               First Quarter                      First Quarter
(Volumes in thousands of FEUs)                          1995         Change                1994
_______________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                                        $     146          10%              $    133
 Non-Stacktrain                                           68          19%                    57
_______________________________________________________________________________________________
Stacktrain Volumes
 North America                                        110.3           11%                 99.7
 International                                         51.5            6%                 48.4
_______________________________________________________________________________________________
Stacktrain Average
  Revenue per FEU (2)                              $   1,321         (1%)              $  1,335
_______________________________________________________________________________________________
_______________________________________________________________________________________________

(1) Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2) In addition to North America third party business, the transportation of containers for the company's international customers is a significant component of its stacktrain operations. These shipments are represented above as International Stacktrain Volumes and, since they are eliminated in consolidation, are excluded in Revenues and Stacktrain Average Revenue per FEU.

       Revenues from the company's North America transportation operations increased in the first quarter of 1995 compared with first quarter of 1994, as a result of higher stacktrain volumes. The increase in stacktrain volumes in the first quarter 1995 was due to improvement in the U.S. economy and domestic transportation market, increases in Mexican and Canadian shipments, particularly automotive shipments between the U.S. and Mexico, and containers and chassis added to its fleet during 1994, which enabled the company to meet increasing demand. Stacktrain average revenue per FEU decreased in the first quarter of 1995 compared with the first quarter of 1994 due to a change in cargo mix. The company's North America non-stacktrain revenues also improved in the first quarter of 1995 compared with the same period in 1994, primarily due to increased volumes.

       On May 9, 1995, the company and Burlington Motor Carriers ("BMC") signed an agreement in principle to transfer the company's U.S. trucking operations to BMC. The transaction, which is subject to certain conditions, is expected to be completed in early June and is not expected to have a material effect on the company's operating results.

       During the remainder of 1995, the company expects growth in volumes compared with 1994 in the North America stacktrain markets as the U.S. economy continues to improve and more cargo converts from long-haul trucking to stacktrain service. There can be no assurances, however, that such demand will materialize. Additionally, growth in demand for stacktrain services to and from Mexico is dependent upon conditions in the Mexican economy, which have been extremely volatile recently, and the extent to which U.S. automakers continue operations in Mexico, among other factors.

TRANSPORTATION OPERATING EXPENSES
(In millions, except                           First Quarter                      First Quarter
 Operating Cost per FEU)                                1995         Change                1994
_______________________________________________________________________________________________
 Land Transportation                               $     280           9%              $    257
 Cargo Handling                                          152          10%                   139
 Vessel, Net                                              89           3%                    86
 Transportation Equipment                                 55           6%                    52
 Information Systems                                      15           4%                    14
 Other                                                    96          11%                    86
_______________________________________________________________________________________________
   Total                                           $     687           8%              $    634
_______________________________________________________________________________________________
 Operating Cost per FEU (1)                        $   2,715           4%              $  2,619
_______________________________________________________________________________________________
 Percentage of Transportation Revenue                  93%                                 91%
_______________________________________________________________________________________________
_______________________________________________________________________________________________

(1) Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

       Land transportation expenses increased in the first quarter of 1995 from the first quarter of 1994, due to an increase in North America stacktrain volumes and an increase in international intermodal volumes. The weakening of the U.S. dollar relative to Asian currencies, particularly the Japanese yen, which averaged 94 to $1 in the first quarter of 1995 compared with 108 to $1 in last year's first quarter, resulted in higher cargo handling expenses. Additionally, the increase in cargo handling expenses in the first quarter of 1995 compared with 1994 was attributable to higher stevedoring labor rates in Asia and the U.S., and increased volumes. Vessel expenses increased in the first quarter of 1995 compared with last year's first quarter due to an increase in fuel cost from $11 per barrel in the first quarter of 1994 to $16 per barrel in the first quarter of 1995, and charter hire activity resulting from additional vessel space purchased from TMM and through other alliance partners in the Asia-Europe and Asia-Latin America markets. The increase was partially offset by a reduction of insurance claims expense. Transportation equipment costs increased in the first quarter of 1995 compared with the first quarter of 1994 due to increased container lease costs and increased repair and maintenance costs. The increase in information systems costs was due to increased telecommunications costs in the first quarter of 1995. Other operating expenses increased in the first quarter of 1995 compared with the first quarter of 1994 due to unfavorable foreign currency changes in Asia, particularly in Japan. Also contributing to the increase in other operating expenses in the first quarter of 1995 were costs related to eliminating the company's administrative offices in Hong Kong, and costs for the start-up of the Asia-U.S. East Coast alliance and the Asia-Europe service.

       General and administrative expenses increased 10% in the first quarter of 1995 compared with the first quarter of 1994, primarily due to increases in employee relocation costs and ongoing support costs related to a new financial system. Expenditures were approximately $7 million and $8 million for the first quarters of 1995 and 1994, respectively, for corporate initiatives to improve the company's financial and order cycle processes. Spending on corporate initiatives are currently estimated to total $33 million in 1995 and $12 million in 1996. The company currently anticipates that during 1995 and 1996, between 550 and 900 positions will be eliminated as a result of order cycle process changes, and approximately 50 positions will be eliminated as a result of financial process changes. The actual number of position reductions, however, will not be finally determined until design and implementation of the new processes in 1995 and 1996, and costs associated with eliminating these positions cannot yet be estimated. Anticipated cost savings resulting from these initiatives are expected to be realized in future years, but no assurances can be given as to the timing or amount of these savings. Depreciation and amortization expense remained constant in the first quarter of 1995 compared with the first quarter of 1994. Net interest expense decreased from $4 million in the first quarter of 1994 to $2 million in the first quarter of 1995. Interest income in the first quarter of 1995 increased due to higher cash balances and higher interest rates, more than offsetting the increase in interest expense resulting from a full quarter of interest expense from the mid-January 1994 issuance of the $150 million Senior Debentures. Interest and depreciation expense will increase beginning with the second quarter of 1995 compared with the comparable 1994 periods as the company takes delivery of its new C11-class vessels.

       The company's estimated income tax rate for 1995 is 38%, compared with 34% in 1994. The 1994 income tax rate includes the effect of revisions of prior years' estimated tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
                                                     April 7                        December 30
As of:                                                  1995                               1994
_______________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-Term Investments                          $     199                           $    255
 Working Capital                                         176                                206
 Total Assets                                          1,626                              1,664
 Long-Term Debt and Capital
   Lease Obligations (1)                                 379                                391
_______________________________________________________________________________________________

                                                     April 7                            April 8
For the quarter ending:                                 1995                               1994
_______________________________________________________________________________________________
 Cash Provided by Operations                       $       0                           $     29
_______________________________________________________________________________________________
Net Capital Expenditures
 Ships                                             $      20                           $      6
 Containers, Chassis and Rail Cars                         8                                  6
 Leasehold Improvements and Other                         10                                  8
_______________________________________________________________________________________________
   Total                                           $      38                           $     20
_______________________________________________________________________________________________
Financing Activities
 Borrowings                                                                            $    147
 Repayment of Debt and Capital Leases              $    (12)                               (11)
 Dividend Payments                                       (4)                                (4)
_______________________________________________________________________________________________
_______________________________________________________________________________________________

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

       The C11-class vessels are being constructed by Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. The company has made progress payments of $99 million, including progress payments of $16 million in the first quarter of 1995. A remaining progress payment of $4 million is due in the second quarter of 1995, and the remaining 80% of each vessel's purchase price is due upon delivery of the vessel. Delivery dates are scheduled between May and November 1995. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on any draw-downs would be due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates would be based upon various margins over LIBOR or the banks' cost of funds as elected by the company.

       The K10s are being constructed by Daewoo. The total estimated cost for construction of these vessels is $195 million. The company is engaged in efforts related to the possible sale of the K10 contracts to third party investors and the possible formation of a joint venture with certain alliance partners to charter back these vessels for use in the Asia-Europe trade. No assurances can be given at this time with respect to whether these negotiations will be successful. The company has made progress payments of $18 million to date for these vessels. Remaining installments totaling $36 million are due in 1995, and the final 70% is due upon delivery of the vessels in 1996.

       Other than vessel progress payments of $16 million, the company's capital expenditures in the first quarter of 1995 totaled $22 million and were primarily for purchases of chassis, and terminal and leasehold improvements. Capital expenditures in 1995 are expected to be approximately $540 million, including $437 million of vessel costs. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America and chassis and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $84 million. Other than vessel progress payments of $4 million, the company's capital expenditures in the first quarter of 1994 were primarily for purchases of chassis, leasehold improvements and an office in Mexico.

       The company has a credit agreement with a group of banks which provides for an aggregate commitment of up to $200 million through March 1999. The credit agreement contains, among other things, various financial covenants that require the company to meet certain levels of interest coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. The annual commitment fee is a maximum of one-half of one percent of the available amount. There have been no borrowings under this agreement.

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

       Among these actions are approximately 1,600 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships.

       The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims and resolutions of claims against bankrupt shipping companies at higher than expected amounts could result in additional contributions to those associations by the company and other association members.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         The following documents are exhibits to this Form 10-Q:

Exhibit No.           Description of Document
_____________________________________________________________________________

3.1      Integrated copy of the amended Certificate of Incorporation.

10.1* 1995 Stock Bonus Plan of the company, effective May 2, 1995, filed with the company's Proxy Statement (File No. 1-8544) for the Annual Meeting of Shareholders held on May 2, 1995.**

10.2 American President Companies, Ltd. Retirement Plan, second amendment and restatement effective January 1, 1993.**

10.3 Employment Agreement between the company and L. Dale Crandall dated February 1, 1995.**

27 Financial Data Schedules filed under Article 5 of Regulation S-X for the first quarter ended April 7, 1995.

*Incorporated by Reference

**Denotes management contract or compensatory plan.


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

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated: May 17, 1995                             By  /s/ William J. Stuebgen
                                               _______________________________
                                                        William J. Stuebgen
                                                          Vice President,
                                                          Controller and
                                                    Chief Accounting Officer