Form 10-K/A
period 1994-12-30
AMERICAN PRESIDENT COMPANIES LTD
filed 1995-06-21
CIK 725457

________________________________________________________________________________
________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-K/A

                                 AMENDMENT NO. 1


(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 30, 1994
                                              OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
       For the transition period from _________________ to _________________



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

Exhibit No.           Description of Document

99.1 Form 11-K Annual Report for the American President Companies, Ltd., SMART Plan for the plan year ended December 31, 1994, including Exhibit 23.1, Consent of Independent Public Accountants.

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

                       AMERICAN PRESIDENT COMPANIES, LTD.
                                  (Registrant)



                                              By  /s/     William J. Stuebgen
                                                          William J. Stuebgen
                                                             Vice President,
                                                             Controller and
                                                        Chief Accounting Officer
                                                           June 21, 1995