Form 10-Q
period 1995-06-30
AMERICAN PRESIDENT COMPANIES LTD
filed 1995-08-07
CIK 725457

________________________________________________________________________________
________________________________________________________________________________



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1995
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________



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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                    Outstanding at July 28, 1995
____________________________                        ____________________________

Common Stock, $.01 par value                                  31,447,291


________________________________________________________________________________
________________________________________________________________________________

                       AMERICAN PRESIDENT COMPANIES, LTD.

                                      INDEX


           PART I.        FINANCIAL INFORMATION                                          Page
                          _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                              3
           Balance Sheet                                                                    4
           Statement of Cash Flows                                                          5
           Notes to Consolidated Financial Statements                                    6-14

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                           15-24


           Part II.       OTHER INFORMATION
                          _________________

Item 1.    Legal Proceedings                                                            25-26

Item 4.    Submission of Matters to a Vote of Security Holders                             26

Item 6.    Exhibits and Reports on Form 8-K                                                27

           SIGNATURES                                                                      28

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

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
________________________________________________________________________________________________
(In thousands, except                                Quarter Ended               26 Weeks Ended
   per share amounts)                         June 30       July 1        June 30        July 1
                                                 1995         1994           1995          1994
________________________________________________________________________________________________
REVENUES                                   $  674,290   $  653,528  $  1,414,951   $  1,356,656
________________________________________________________________________________________________
EXPENSES
Operating, Net of Operating-
   Differential Subsidy                       606,257      576,994     1,293,659      1,213,058
General and Administrative                     18,391       19,666        39,731         39,035
Depreciation and Amortization                  24,993       24,395        53,307         52,835
________________________________________________________________________________________________
     Total Expenses                           649,641      621,055     1,386,697      1,304,928
________________________________________________________________________________________________
OPERATING INCOME                               24,649       32,473        28,254         51,728

OTHER INCOME (EXPENSE)
Interest Income                                 5,369        2,792        11,497          6,061
Interest Expense                              (7,018)      (6,534)      (15,041)       (13,745)
________________________________________________________________________________________________
Income Before Taxes                            23,000       28,731        24,710         44,044
Federal, State and
   Foreign Tax Expense                          8,740        9,742         9,390         14,887
________________________________________________________________________________________________
NET INCOME                                 $   14,260   $   18,989  $     15,320   $     29,157
________________________________________________________________________________________________
Less Dividends on Preferred Stock               1,687        1,687         3,375          3,375
NET INCOME APPLICABLE TO
   COMMON STOCK                            $   12,573   $   17,302  $     11,945   $     25,782
________________________________________________________________________________________________
________________________________________________________________________________________________

EARNINGS PER COMMON SHARE
________________________________________________________________________________________________
Primary Earnings Per Common Share            $   0.45     $   0.62       $  0.43        $  0.91
________________________________________________________________________________________________
Fully Diluted Earnings Per
   Common Share                              $   0.44     $   0.60       $  0.42        $  0.90
________________________________________________________________________________________________

DIVIDENDS PER COMMON SHARE                   $   0.10     $   0.10       $  0.20        $  0.20
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
________________________________________________________________________________________________
(In thousands, except share amounts)                                   June 30      December 30
                                                                          1995             1994
________________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $     179,467    $      39,754
Short-Term Investments                                                  31,510          214,898
Trade and Other Receivables, Net                                       302,819          280,736
Fuel and Operating Supplies                                             41,576           36,549
Prepaid Expenses and Other                                              51,813           37,135
________________________________________________________________________________________________
   Total Current Assets                                                607,185          609,072
________________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                                  770,111          678,453
Containers, Chassis and Rail Cars                                      796,487          781,100
Leasehold Improvements and Other                                       268,596          260,699
Construction in Progress                                               132,754          116,845
________________________________________________________________________________________________
                                                                     1,967,948        1,837,097
Accumulated Depreciation and Amortization                            (942,941)        (896,802)
________________________________________________________________________________________________
   Property and Equipment, Net                                       1,025,007          940,295
________________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                           112,167          114,590
________________________________________________________________________________________________

   Total Assets                                                  $   1,744,359    $   1,663,957
________________________________________________________________________________________________
________________________________________________________________________________________________


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
   and Capital Leases                                             $     11,863    $       4,797
Accounts Payable and Accrued Liabilities                               397,921          397,969
________________________________________________________________________________________________
   Total Current Liabilities                                           409,784          402,766
________________________________________________________________________________________________
DEFERRED INCOME TAXES                                                  149,721          139,955
________________________________________________________________________________________________
OTHER LIABILITIES                                                      123,801          118,603
________________________________________________________________________________________________
LONG-TERM DEBT                                                         432,262          373,142
CAPITAL LEASE OBLIGATIONS                                                4,016           13,108
________________________________________________________________________________________________
   Total Long-Term Debt and Capital Lease Obligations                  436,278          386,250
________________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
________________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000
   Shares Series C, Shares Issued and Outstanding-
   1,500,000 in 1995 and 1994                                           75,000           75,000
________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding-
   27,462,000 in 1995 and 27,318,000 in 1994                            27,462           27,318
Additional Paid-In Capital                                              72,639           70,853
Retained Earnings                                                      449,674          443,212
________________________________________________________________________________________________
   Total Stockholders' Equity                                          549,775          541,383
________________________________________________________________________________________________
   Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,744,359    $   1,663,957
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.
American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________________________________________
(In thousands)                                                                   26 Weeks Ended
                                                                           June 30       July 1
                                                                              1995         1994
________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $    15,320  $    29,157
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                            53,307       52,835
   Deferred Income Taxes                                                     2,169        4,011
   Change in Receivables                                                  (22,083)     (26,154)
   Issuance of Notes Receivable on Sales of Real Estate                                 (7,470)
   Change in Fuel and Operating Supplies                                   (5,027)      (3,531)
   Change in Prepaid Expenses and Other Current Assets                     (8,648)      (2,547)
   (Gain) Loss on Sale of Property and Equipment                               287        (948)
   Change in Accounts Payable and Accrued Liabilities                         (48)      (6,438)
   Other                                                                     5,724        7,437
________________________________________________________________________________________________
     Net Cash Provided by Operating Activities                              41,001       46,352
________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                                     (138,521)     (48,185)
Proceeds from Sales of Property and Equipment                                  901        2,513
Purchase of Short-Term Investments                                        (40,889)    (209,381)
Proceeds from Sales of Short-Term Investments                              224,277       19,907
Other                                                                        1,011          761
________________________________________________________________________________________________
     Net Cash Provided by (Used in) Investing Activities                    46,779    (234,385)
________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                                            71,835      147,348
Repayments of Debt                                                        (12,762)     (12,692)
Repayments of Capital Lease Obligations                                    (2,076)      (1,726)
Dividends Paid                                                             (8,845)      (8,815)
Other                                                                        1,917        4,791
________________________________________________________________________________________________
     Net Cash Provided by Financing Activities                              50,069      128,906
________________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                                      1,864           80
________________________________________________________________________________________________
     NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                           139,713     (59,047)
________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                            39,754       84,053
________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                             $   179,467  $    25,006
________________________________________________________________________________________________
________________________________________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest                                  $    15,098  $     8,659
Income Taxes, Net of Refunds                                           $     9,292  $     9,756
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Fiscal Year and Quarters

       The company's fiscal year ends on the last Friday in December, resulting in a 52- or 53-week year. In a 52-week year, the first and fourth quarters are 14 weeks, and the second and third quarters are 12 weeks, which differs from a 53-week year, in which the fourth quarter is 15 weeks. The company's 1995 and 1994 fiscal years are 52-week years and 1993 was a 53-week year.

       Allowance for Doubtful Accounts

       At June 30, 1995 and December 30, 1994 the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, amounted to $21.0 million and $21.9 million, respectively.

       Capitalized Interest

       Interest costs relating to cash paid for the construction of vessels were capitalized in 1995 and 1994. These costs totaled $2.4 million and $5.0 million for the second quarter and the 26-week period ending June 30, 1995, respectively, and $1.3 million and $2.9 million for the second quarter and the 26-week period ending July 1, 1994, respectively.

       Income Taxes

       The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The tax rates were 38% and 34% for the and first half of 1995 and 1994, respectively. The 1994 estimated effective tax rate includes the effect of revisions of prior years' estimated tax liabilities.


Note 2.    United States Maritime Administration Agreements

Operating-Differential Subsidy Agreement

       The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. The ODS amounts for the quarters ending June 30, 1995 and July 1, 1994, were $14.1 million and $13.6 million, respectively, and for the 26-week periods ending June 30, 1995 and July 1, 1994, were $30.5 million and $30.0 million, respectively, and have been included as a reduction of operating expenses.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. Maritime support legislation

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 2.    United States Maritime Administration Agreements (continued)

Operating-Differential Subsidy Agreement (continued)

incorporating the Administration's program was introduced in the U.S. House of Representatives in March 1995, and it is expected that similar legislation will be introduced in the U.S. Senate shortly. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, when delivered to the company upon completion of construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver to allow the company to operate its C11-class vessels, the first of which was delivered in May 1995, under foreign registry on the condition that the vessels be returned to U.S.-flag in the event the Maritime Security Program or an acceptable equivalent support program is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether an acceptable new U.S. government maritime support program will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's remaining application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

Capital Construction Fund

       The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In 1994, the company made a deposit of $36.9 million to its CCF and sold an undivided interest in $40 million of its trade accounts receivable to its CCF for $36.9 million in cash. At June 30, 1995 and December 30, 1994, the CCF totaled $39.3 million and $37.8 million, respectively, and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3.    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities at June 30, 1995 and December 30, 1994, were as follows:

________________________________________________________________________________________________
(In thousands)                                                       June 30        December 30
                                                                        1995               1994
________________________________________________________________________________________________
Accounts Payable                                                 $    67,886        $    54,009
Accrued Liabilities                                                  247,897            259,933
Current Portion of Accrued Claims                                     19,673             24,468
Income Taxes Payable                                                     609              2,883
Unearned Revenue                                                      61,856             56,676
________________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities                   $   397,921        $   397,969
________________________________________________________________________________________________
________________________________________________________________________________________________

Note 4.    Long-Term Debt

       Long-Term Debt at June 30, 1995 and December 30, 1994 consisted of the following:

________________________________________________________________________________________________
(In thousands)                                                       June 30        December 30
                                                                        1995               1994
________________________________________________________________________________________________
Vessel Mortgage Note Due Through 2007 (1)                        $    71,835
8% Senior Debentures $150 million Face Amount
  Due on January 15, 2024 (2)                                        147,156        $   147,144
7 1/8% Senior Notes $150 million Face Amount
  Due on November 15, 2003 (2)                                       148,144            148,065
Series I 8% Vessel Mortgage Bonds
   Due Through 1997(3)                                                45,264             57,176
8% Refunding Revenue Bonds Due on November 1, 2009                    12,000             12,000
Refunding Revenue Bonds, at Various Rates Not to
   Exceed 12%, Due on November 1, 2009                                 6,495              6,495
Note Payable at 9% Due Through 1997                                    1,785              2,591
Notes Payable at Prime plus 1%                                           528                572
Note Payable at 10% Due Through 1998                                     190                184
________________________________________________________________________________________________
Total Debt                                                           433,397            374,227
Current Portion                                                      (1,135)            (1,085)
________________________________________________________________________________________________
Long-Term Debt                                                   $   432,262        $   373,142
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) In May 1995, the company took delivery of the first of six new C11-class vessels. To finance a portion of the purchase of this vessel the company borrowed approximately $72 million under its loan agreement with European banks pursuant to a Vessel Mortgage Note due through 2007. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the vessel. The interest rate is based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to a total of four principal payments. If the company defers less than two principal payments in the first six years, it may defer up to two principal payments during the remaining term. Deferred payments are due sequentially in semiannual payments at the end of the term of the note. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer up to four payments. The note issued under this loan agreement is collateralized by the C11-class vessel.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt (continued)

     On July 6, 1995, the company entered into an interest rate swap agreement to exchange the variable interest rate on the Vessel Mortgage Note for a fixed rate for a ten-year period. The swap is effective after the first principal payment on the Note, which is at an interest rate of 6.985%. As a result of the swap, the effective interest rate is 7.461% for the first five years and 7.586% for the remaining term of the swap. Net payments or receipts under the agreement will be included in interest expense.

(2) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement, the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.9 million at June 30, 1995 and December 30, 1994. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million and $2.9 million at June 30, 1995 and December 30, 1994
     , respectively.

(3) Principal payments are due in equal semiannual installments. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to five of the remaining cash payments, which it has not yet exercised. Principal payments are classified as long-term debt based on the company's ability to issue Series II Bonds totaling up to $23.8 million per year in lieu of semiannual cash payments.

       The company has a credit agreement with a group of banks which provides for an aggregate commitment of up to $200 million through March 1999. The credit agreement, as amended in 1995, contains, among other things, various financial covenants that require the company to meet certain levels of interest and fixed charge coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. There have been no borrowings under this agreement.

       As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.


Note 5.    Redeemable Preferred Stock

       On July 14, 1995 the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). On July 28, 1995, at the option of its stockholders, the 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Stockholders' Equity

Common Stock Repurchase

       On July 21, 1995, the Board of Directors authorized the repurchase of up to six million shares of the company's common stock. The form and timing of the repurchase and the exact number of shares to be repurchased will depend upon market conditions, and will be primarily funded from cash on hand.

Earnings Per Common Share

       Primary earnings per share for the periods presented were computed by dividing net income, reduced by the amount of the preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding. Fully diluted earnings per share, except for the 26 weeks ended June 30, 1995, were computed based on the assumption that the Series C Preferred Stock was converted. Fully diluted earnings per share for the 26 weeks ended June 30, 1995 were computed based upon the assumption that the Series C Preferred Stock was not converted, as the result would be antidilutive. The number of shares used in these computations were as follows:

_________________________________________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_________________________________________________________________________________________________
(In millions)                                         Quarter Ended              26 Weeks Ended
                                             June 30         July 1        June 30       July 1
                                                1995           1994           1995         1994
_________________________________________________________________________________________________
Primary                                         28.1           27.8           28.0         28.4
Fully Diluted                                   32.1           31.8           28.1         32.4
_________________________________________________________________________________________________
_________________________________________________________________________________________________

Supplementary Earnings Per Share Data

       The effect of the conversion of the Series C Preferred Stock on primary and fully diluted earnings per share, assuming the conversion occurred at the beginning of each period, is as follows:

_________________________________________________________________________________________________
                                                      Quarter Ended              26 Weeks Ended
                                             June 30         July 1        June 30       July 1
                                                1995           1994           1995         1994
_________________________________________________________________________________________________
Primary Earnings per Common Share
_________________________________________________________________________________________________
As Stated                                    $  0.45        $  0.62         $ 0.43       $ 0.91
Assuming Shares Converted at
   the Beginning of the Period               $  0.44        $  0.60         $ 0.48       $ 0.90
_________________________________________________________________________________________________
Fully Diluted Earnings per Common Share
_________________________________________________________________________________________________
As Stated (1)                                $  0.44        $  0.60         $ 0.42       $ 0.90
Assuming Shares Converted at
   the Beginning of the Period               $  0.44        $  0.60         $ 0.48       $ 0.90
_________________________________________________________________________________________________
_________________________________________________________________________________________________

(1)Fully diluted earnings per share "As Stated" reflects the conversion of the Series C Preferred Stock as though such conversion occurred at the beginning of each period, except for the 26 weeks ended June 30, 1995 which does not reflect such conversion, as the result would be antidilutive.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Stockholders' Equity (continued)

Cash Dividends

       On July 21, 1995, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on August 31, 1995 to common stockholders of record on August 15, 1995.


Note 7.    Commitments and Contingencies

Commitments

Ship Purchases and Related Financing

       In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. The company has made payments of $174 million for the purchase of the C11s to date from the inception of the construction contracts, including payments of $91 million in the first half of 1995. The amount paid in the first half of 1995 includes the final payment on the first HDW vessel, which was delivered in May 1995. The delivery dates for the other five vessels are scheduled between late August and December 1995. The remaining 80% of each vessel's purchase price is due upon delivery of the vessel. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on draw-downs are due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates are based upon various margins over LIBOR or the banks' cost of funds as elected by the company. In May 1995, $72 million was drawn down pursuant to this loan agreement to finance a portion of the purchase price of the first HDW vessel.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Gains or losses on these contracts are deferred and recognized as adjustments to the cost basis of the ships when the related payments are made. At June 30, 1995, the company had contracts to purchase $143.6 million in Deutsche marks.

       In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia has agreed to provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated cost for construction of these vessels is $195 million. The company is engaged in efforts related to the possible sale of the K10 construction contracts to third party investors. In July 1995, the company, Mitsui OSK Lines, Ltd. ("MOL"), Orient Overseas Container Line ("OOCL") and Nedlloyd Lines B.V.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Commitments and Contingencies (continued)

Commitments (continued)

Ship Purchases and Related Financing (continued)

("NLL") obtained a commitment from a European bank, subject to certain conditions, to finance the purchase of the K10 contracts, and a portion of the purchase price to be paid for the vessels, by such third party investors. The company, MOL, OOCL and NLL also entered into an agreement to form a joint venture company to charter-back these vessels from such investors for use in the Asia-Europe trade, subject to, among other things, the sale of the construction contracts to such investors. The sale of the K10 construction contracts is expected to becompleted by the end of the third quarter of 1995 if negotiations are successfully completed. No assurances can be given that these negotiations will be successfully completed. The company has made progress payments of $24 million as of June 30, 1995 for these vessels, including a payment of $6 million in the first half of 1995. Remaining installments totaling $30 million are due in 1995, and the final 70% is due upon delivery of the vessels in 1996.

Alliances

       The company and OOCL are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed. Since December 1993, the company has been required to purchase additional vessel space from OOCL and to compensate OOCL for this space at a rate currently calculated at $6.6 million per year, accrued ratably over each year. This commitment will be eliminated with the increase in the capacity the company can exchange with OOCL, expected with the scheduled delivery of the second C11-class vessel in late August 1995.

       In September 1994, the company, MOL, and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.

       The three carriers and NLL signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995, and weekly service is currently expected to commence in late August 1995.

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

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be fully implemented by late 1995 or early 1996. Under the terms of the three agreements, alliance partners

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Commitments and Contingencies (continued)

Commitments (continued)

Alliances (continued)

contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliance is less than the value of the total capacity allocated to it through the alliance, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $29 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $35 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the company's net cash commitment, if any, to the alliance partners for these services cannot be determined at this time.

Facilities, Equipment and Services

       At June 30, 1995, the company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $77.4 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At June 30, 1995, the company had outstanding letters of credit totaling $11.1 million, which guarantee the company's performance under certain of its commitments.

       In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of BMC's sublease of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material affect on the company's other operations or operating results.

Employment Agreements

       The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $17.6 million at June 30, 1995.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Commitments and Contingencies (continued)

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

American President Companies, Ltd. and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                Second Quarter                Year to Date

(In millions)                            1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
Revenues
________________________________________________________________________________________________
 International Transportation        $    495 $    462     7%      $  1,022 $    970      5%
 North America Transportation             179      181   (1%)           393      371      6%
 Real Estate                                        11 (100%)                     16  (100%)
________________________________________________________________________________________________
Operating Income                     $     24 $     33  (24%)      $     28 $     52   (45%)
________________________________________________________________________________________________
Pretax Income                        $     23 $     29  (20%)      $     25 $     44   (44%)
________________________________________________________________________________________________
________________________________________________________________________________________________

       Operating income for the second quarter and first half of 1995 was $24 million and $28 million, respectively, compared with operating income of $33 million and $52 million in the second quarter and first half of 1994, respectively. Included in operating income in the second quarter and first half of 1994 were $1 million and $9 million, respectively, from the collection of Desert Storm detention charges. In addition, contributions to operating income from real estate sales amounted to $6 million and $9 million in the second quarter and first half of 1994, respectively. There was no collection of Desert Storm detention charges or contribution from real estate sales in 1995.

       The company's earnings in the second quarter and first half of 1995 were impacted by a decline in U.S. import volumes, particularly in the second quarter, as compared with the same periods in 1994. The company's operating expenses also increased in 1995 due to the weakness of the U.S. dollar relative to the Japanese yen, and a substantial increase in fuel oil prices. These factors were partially offset by an increase in U.S. export volumes for the second quarter and first half compared with the same periods in 1994, and rate increases in the second quarter of 1995 in the company's international markets.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
Import
  Volumes                               46.6     52.4   (11%)         99.0    102.2     (3%)
  Average Revenue per FEU            $  4,303 $  4,129     4%      $  4,179 $  4,089      2%
________________________________________________________________________________________________
Export
  Volumes                               40.8     36.6     12%         85.0     79.1       7%
  Average Revenue per FEU            $  3,236 $  3,128     3%      $  3,201 $  3,107      3%
________________________________________________________________________________________________
Intra-Asia
  Volumes                               43.8     43.3      1%         89.8     93.4     (4%)
  Average Revenue per FEU            $  1,989 $  1,868     6%      $  1,992 $  1,898      5%
________________________________________________________________________________________________
Asia-Europe
  Volumes                                4.2                           4.5
  Average Revenue per FEU            $  2,424                      $  2,444
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and average revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

       The company's U.S. import volumes declined in the second quarter and first half of 1995 compared with the same periods last year due to increased competitive pressure from non-conference carriers in the second quarter. Volumes of the company's U.S. export cargo increased in the second quarter and first half of 1995 compared with the second quarter and first half of 1994, primarily due to increased shipments of cotton from the U.S. as a result of poor cotton harvests in India and Pakistan, and an increase in shipments of refrigerated cargo. These increases were partially offset by a decrease in military shipments due to the loss of the company's position as preferred carrier of military cargo in June 1994. The company's intra-Asia volumes increased in the second quarter of 1995 compared with last year's second quarter as a result of increased shipments of refrigerated cargo. The company's intra-Asia volumes decreased in the first half of 1995 compared with last year's first half as a result of decreased shipments to and from Kobe, Japan caused by the earthquake in January 1995, the poor cotton harvests in India and Pakistan, and efforts by the company to reduce its shipments of lower-margin cargo in this market. Utilization of the company's containership capacity in the first half of 1995 was 81% and 99% for U.S. import and U.S. export shipments, respectively, compared with 84% and 96%, respectively, in 1994. Changes in utilization rates from last year are related to changes in volumes carried by the company in these markets.

       Average revenue per FEU for the company's U.S. import shipments increased in the second quarter and first half of 1995 compared with the second quarter and first half of 1994 due to a general rate increase established by conference carriers that became effective May 1, 1995. Average revenue per FEU in the company's U.S. export market increased in the second quarter and first half of 1995 from last year's second quarter and first half due to rate increases and an increase in the proportion of higher-rated cargo carried by the company. Average revenue per FEU in the company's intra-Asia market increased in the second quarter and first half of 1995 compared with the second quarter and first half of 1994, attributable to a general rate increase and an increase in the proportion of higher-rated refrigerated cargo carried by the company.

       Asia-Europe service by the company began in mid-March with shipments to Denmark, the United Kingdom and the Netherlands primarily from Hong Kong, the People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in mid-April.

       Other international transportation revenues, which primarily consist of cargo handling, freight consolidation, logistics services and charter hire revenues, were $74 million and $153 million in the second quarter and first half of 1995, respectively, compared with $62 million and $135 million in the second quarter and first half of 1994, respectively. Included in the second quarter and first half of 1994 were approximately $1 million and $9 million, respectively, in collections of Desert Storm detention charges. The increases in other revenues were primarily attributable to increases in third party cargo handling revenues in Asia. In addition, freight consolidation and logistics services revenues increased due to higher volumes.

       The company incurred incremental operating expenses and a loss of ocean freight revenues during the first half of 1995 resulting from the earthquake in Kobe, Japan, on January 17, 1995, in which the ocean terminal leased by the company was damaged extensively. The company expects substantially all of these expenses and lost revenues to be recovered through the company's business interruption insurance. The company is in the process of preparing its insurance claim. The amount of insurance recovery to be ultimately received cannot be determined at this time. The company and OOCL have resumed service to Kobe and have adjusted their shared trans-Pacific schedule to and from Japan. The company cannot estimate the extent to which its volumes to and from Japan will be affected by the damage caused by the earthquake in future quarters, which will depend upon the timing of port repairs and the recovery of the infrastructure and economy in the region.

       The company currently expects an improvement in earnings in the second half of 1995 from the first half of 1995. However, increased competitive pressure on shipping rates is expected in the U.S. import market. The company's trans-Pacific volumes are expected to increase in the second half of the year due to seasonal factors and the increased vessel capacity from the new C11-class vessels, the first of which was delivered in the second quarter. The weaker U.S. dollar and higher fuel costs are expected to continue to impact operating expenses. The fuel efficient C11s are expected to improve the company's per unit operating costs when fully deployed, but will increase the company's depreciation and interest costs. Utilization of the C11 vessel capacity depends to a great extent upon the level of demand for transportation services and competition among carriers in the company's markets, and there is no assurance that such utilization and resulting improvement in per unit operating costs will materialize.

       The company and Orient Overseas Container Line ("OOCL") are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. Since December 1993, the company has been required to purchase additional vessel space from OOCL for approximately $7 million annually, accrued ratably over each year. This commitment will be eliminated with the increase in the capacity the company can exchange with OOCL, expected with the scheduled delivery of the second C11-class vessel in late August 1995.

       In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in late 1995 or early 1996.

       The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995, and weekly service is currently expected to commence in late August 1995.

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

       In 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico.
The existing agreement will be terminated September 30, 1995. The company and TMM are in negotiations with respect to a new agreement for reciprocal charters of lesser amounts of vessel space through April 1996 and a possible joint service with a third carrier. However, no assurances can be given as to whether those negotiations will be successful.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $31 million and $30 million in the first half of 1995 and 1994, respectively, and totaled $61 million in 1994.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. Maritime support legislation incorporating the Administration's program was introduced in the U.S. House of Representatives in March 1995, and it is expected that similar legislation will be introduced in the U.S. Senate shortly. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, when delivered to the company upon completion of construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver to allow the company to operate its C11-class vessels, the first of which was delivered in May 1995, under foreign registry on the condition that the vessels be returned to U.S.-flag in the event the Maritime Security Program or an acceptable equivalent support program is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of the company's unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate its C11-class vessels under foreign flag. On June 29, 1995, the U.S. District Court granted summary judgment in favor of MarAd and the company, which the unions have appealed. While no assurances can be given, management believes the unions' appeal will not be successful.

       Management of the company believes that, in the absence of ODS or an equivalent government support program, it will be generally no longer commercially viable to own or operate containerships in foreign trade under the U.S. flag because of the higher labor costs and the more restrictive design, maintenance and operating standards applicable to U.S.-flag liner vessels. The company continues to evaluate its strategic alternatives in light of the pending expiration of its ODS agreement and the uncertainties as to whether an acceptable new U.S. government maritime support program will be enacted, whether sufficient labor efficiencies can be achieved through the collective bargaining process, and whether the company's remaining application to flag its vessels under foreign registry will be approved. While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis without direct U.S. government support.

       On July 28, 1995, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act of 1984 (the "Shipping Act"), which provides the company with certain immunity from antitrust laws. Proposed changes, which would be phased in during 1997 and 1998, would eliminate government tariff filing and enforcement, allowing confidential and independent contracts between shippers and ocean carriers and strengthening provisions that prohibit predatory activities by foreign carriers. The company is unable to predict whether this legislation will be enacted or, if enacted, will contain terms similar to those proposed. Modification or repeal of the Shipping Act could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

       The company and Matson Navigation Company, Inc. ("Matson") have signed a memorandum of understanding to pursue negotiations to form a ten-year alliance between the companies. Pursuant to the terms of this alliance, the company would sell to Matson its three C9-class and three C8-class containerships, its Guam assets, for approximately $166 million and discontinue its westbound service to Guam. Matson would operate a five-ship service between the Far East and the U.S. West Coast, including the C9-class vessels, one C8-class vessel and a Matson vessel. The company would have use of substantially all the vessels' eastbound capacity, and Matson would have use of substantially all their westbound capacity, with a certain number of container slots to be held available to the company for the westbound service and to Matson for the eastbound service. The company currently expects the sale of the ships and the Guam assets to be completed in late-October, and to start services under the alliance in early 1996, subject to governmental approvals. There can be no assurances, however, that negotiations with Matson will be successful, that governmental approvals will be received or with respect to the final terms of the transaction.

       In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia has agreed to provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Second Quarter                Year to Date

                                         1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                          $    124 $    125   (0%)      $    267 $    255      5%
 Non-Stacktrain                            55       56   (2%)           126      116      8%
________________________________________________________________________________________________
Stacktrain Volumes
 North America                          96.5     94.0      3%        206.8    193.7       7%
 International                          43.3     46.2    (6%)         94.8     94.6       0%
________________________________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)                 $  1,284 $  1,322   (3%)      $  1,291 $  1,313    (2%)
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2) In addition to third party business, which is referred to above as North America Volumes, the transportation of containers for the company's international customers is a significant component of its stacktrain operations. These shipments are referred to above as International Stacktrain Volumes and, since they are eliminated in consolidation, are excluded from Revenues and Stacktrain Average Revenue per FEU.

       Revenues from the company's North America transportation operations increased in the first half of 1995 compared with first half of 1994, as a result of higher stacktrain volumes. The increase in North America stacktrain volumes in the second quarter and first half 1995 was due to increased automotive shipments between the U.S. and Mexico, and containers and chassis added to its fleet during the second half of 1994, which enabled the company to meet increasing demand. Stacktrain average revenue per FEU decreased in the second quarter and first half of 1995 compared with the second quarter and first half of 1994 due to a decline in the volume of higher-rated cargo. The company's North America non-stacktrain revenues declined in the second quarter of 1995 compared with last year's second quarter as volumes declined approximately 20% due to increased competition from trucking companies in this market and the loss of several major customers. In the first half of 1995, North America non-stacktrain revenues increased due to higher automotive shipments, which were partially offset by lower volumes in other non-stacktrain markets.

       In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of BMC's sublease of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material affect on the company's other operations or operating results.

       During the remainder of 1995, the company expects little or no growth in North America stacktrain volumes as a result of a slow-down in the U.S. economy and softening demand for stacktrain services. Demand for automotive shipments is dependent upon conditions in the Mexican economy and the extent to which U.S. automakers continue to operate in Mexico, among other factors.

TRANSPORTATION OPERATING EXPENSES
(In millions, except                            Second Quarter                Year to Date
 Operating Cost per FEU)                 1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
 Land Transportation                 $    233 $    239   (3%)      $    513 $    496      4%
 Cargo Handling                           140      126    10%           292      265     10%
 Vessel, Net                               92       76    22%           181      162     12%
 Transportation Equipment                  50       46     8%           105       98      7%
 Information Systems                       11       11   (1%)            26       25      2%
 Other                                     81       74    10%           177      160     11%
_______________________________________________________________________________________________
 Total                               $    607 $    572     6%      $  1,294 $  1,206      7%
_______________________________________________________________________________________________
 Operating Cost per FEU (1)          $  2,616 $  2,528     3%      $  2,667 $  2,575      4%
 Percentage of Transportation
   Revenues                              90%       89%                 91%       90%
_______________________________________________________________________________________________
_______________________________________________________________________________________________

(1) Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

       The weakening of the U.S. dollar relative to the Japanese yen negatively impacted the company's results by $5 million and $13 million for the second quarter and first half of 1995. The yen/dollar exchange rate averaged 84 and 89 yen to the dollar in the second quarter and first half of 1995, respectively, compared with 103 and 108 yen to the dollar in the second quarter and first half of 1994, respectively. Land transportation expenses decreased in the second quarter of 1995 from the second quarter of 1994, due to a decrease in conventional rail expense resulting from a reduction of North America non-stacktrain volumes. Land transportation expenses increased in the first half of 1995 from the first half of 1994, due to an increase in North America stacktrain volumes. Cargo handling expenses increased in the second quarter and first half of 1995 compared with the 1994 periods due to higher stevedoring labor rates in Asia and the U.S., increased cargo handling volumes and the impact of the declining dollar. The commencement of the Asia-Europe service also resulted in increased cargo handling costs in the second quarter and first half of 1995 compared with the same 1994 periods. Vessel expenses increased in the second quarter and first half of 1995 compared with last year's second quarter and first half due to a 30% and 38% increase in the fuel cost per barrel in the second quarter and first half of 1995, respectively, compared to the same 1994 periods, and increased charter hire activity resulting from additional vessel space purchased from TMM in the Asia-Mexico market and through other alliance partners in the Asia-Latin America and Asia-Europe markets. Transportation equipment costs increased in the second quarter and first half of 1995 compared with the same periods in 1994 due to increased container leasing costs and increased repair and maintenance costs. The increase in information systems costs was due to increased telecommunications costs in the first half of 1995. Other operating expenses increased in the second quarter and first half of 1995 compared with the second quarter and first half of 1994 due to costs for the start-up of the Asia-U.S. East Coast alliance and the Asia-Europe service. Additionally, costs related to eliminating the company's administrative offices in Hong Kong contributed to the increase in other operating expenses in the first half of 1995.

       General and administrative expenses decreased 6% and increased 2% in the second quarter and first half of 1995, respectively, compared with the second quarter and first half of 1994. The decrease in the quarter's expense was primarily due to lower expenditures for corporate initiatives to improve the company's financial and order cycle processes, which were partially offset by higher relocation expense and ongoing support costs related to new financial systems. Relocation costs and financial system support costs also contributed to the increase in general and administrative expenses in the first half of 1995. Expenditures for corporate initiatives were approximately $6 million and $13 million for the second quarter and first half of 1995, respectively, and $8 million and $16 million for the second quarter and first half of 1994, respectively. Spending on corporate initiatives is currently estimated to total $33 million in 1995 and $12 million in 1996. The company currently anticipates that during 1995 and 1996, between 550 and 900 positions will be eliminated as a result of order cycle process changes, and approximately 50 positions will be eliminated as a result of financial process changes. The actual number of position reductions, however, will not be finally determined until design and implementation of the new processes in 1995 and 1996, and costs associated with eliminating these positions cannot yet be estimated. Anticipated cost savings resulting from these initiatives are expected to be realized in future years, but no assurances can be given as to the timing or amount of these savings.

       Depreciation and amortization expense increased 2% and 1% in the second quarter and first half of 1995 compared with last year's periods as a result of increased capital expenditures in 1995, particularly the delivery of the first C11-class vessel in May 1995. Net interest expense decreased to $2 million and $4 million in the second quarter and first half of 1995, respectively, from $4 million and $8 million in the second quarter and first half of 1994, respectively. Interest income in the second quarter and first half of 1995 increased compared with the 1994 periods due to higher cash balances and higher interest rates, more than offsetting the increase in interest expense related to the C11-class vessel. Interest and depreciation expense will continue to increase in 1995 compared with 1994 periods as the company takes delivery of its new C11-class vessels.

       The company's estimated income tax rate for 1995 is 38%, compared with 34% in 1994. The 1994 income tax rate includes the effect of revisions of prior years' estimated tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
______________________________________________________________________________________________
                                                        June 30                December 30
As of:                                                     1995                       1994
______________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-term Investments                               $   211                   $    255
 Working Capital                                            197                        206
 Total Assets                                             1,744                      1,664
 Long-Term Debt and Capital
   Lease Obligations (1)                                    448                        391
______________________________________________________________________________________________

                                                        June 30                     July 1
For the 26 weeks ending:                                   1995                       1994
______________________________________________________________________________________________
 Cash Provided by Operations                            $    41                   $     46
______________________________________________________________________________________________
NET CAPITAL EXPENDITURES
 Ships                                                  $   105                   $      8
 Containers, Chassis and Rail Cars                           15                         20
 Leasehold Improvements and Other                            19                         20
______________________________________________________________________________________________
   Total                                                $   139                   $     48
______________________________________________________________________________________________
FINANCING ACTIVITIES
   Borrowings                                           $    72                   $    147
   Repayment of Debt and Capital Leases                    (15)                       (14)
   Dividend Payments                                        (9)                        (9)
______________________________________________________________________________________________
______________________________________________________________________________________________

(1) Includes current and long-term portions.

       In 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11s. The company's C11s and OOCL's similar vessels are scheduled to be delivered during 1995 and 1996. The company and OOCL have agreed to initially operate six and five of these vessels, respectively, under their existing trans-Pacific coordinated sailing and slot-sharing agreements, and in late 1995 or early 1996, under their Asia-U.S. West Coast alliance agreement with MOL. The deployment of the 11 new C11-type vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market and believes that the increase in combined capacity should be sufficient to permit the company and OOCL to maintain their combined relative market share in that market.
However, other competing ocean carriers have also placed orders for the construction of a significant number of new vessels, and no assurances can be given with respect to anticipated growth in demand, utilization of the company's increased capacity or the potential negative impact of the increased capacity on rates. No assurances can be made that the company and OOCL will be able to maintain their combined market share. Additionally, modification or repeal of the Shipping Act, which is under consideration as referred to above, could have a material adverse impact on the company's rates and volumes.

       The company has made payments of $174 million for the purchase of the C11s to date from the inception of the construction contracts, including payments of $91 million in the first half of 1995. The amount paid in the first half of 1995 includes the final payment on the first HDW vessel, which was delivered in May 1995. Delivery of the other five vessels is scheduled between late August and December 1995. The remaining 80% of each vessel's purchase price is due upon delivery of the vessel.

       In 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on draw-downs are due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates are based upon various margins over LIBOR or the banks' cost of funds as elected by the company. To finance a portion of the purchase of the first vessel, the company borrowed approximately $72 million under this loan agreement. On July 6, 1995, the company entered into an interest rate swap agreement to exchange the variable interest rate on the C11 financing for a fixed rate for a ten-year period. The swap is effective after the first principal payment on the Note, which is at an interest rate of 6.985%. As a result of the swap, the effective interest rate is 7.461% for the first five years and 7.586% for the remaining term of the swap.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships to be delivered in 1996. The total estimated cost for construction of these vessels is $195 million. The company is engaged in efforts related to the possible sale of the K10 construction contracts to third party investors. In July 1995, the company, MOL, OOCL and NLL obtained a commitment from a European bank, subject to certain conditions, to finance the purchase of the K10 contracts, and a portion of the purchase price to be paid for the vessels, by such third party investors. The company, MOL, OOCL and NLL also entered into an agreement to form a joint venture company to charter-back these vessels from such investors for use in the Asia-Europe trade, subject to, amoung other things, the sale of the construction contracts to such investors. The sale of the K10 construction contracts is expected to be completed by the end of the third quarter of 1995 if negotiations are successfully completed. No assurances can be given that these negotiations will be successfully completed. The company has made progress payments of $24 million as of June 30, 1995 for these vessels, including a payment of $6 million in the first half of 1995. Remaining installments totaling $30 million are due in 1995, and the final 70% is due upon delivery of the vessels in 1996.

       In addition to vessel expenditures of $105 million, the company made capital expenditures in the first half of 1995 of $34 million primarily for purchases of chassis, and terminal and leasehold improvements. Capital expenditures in 1995 are expected to be approximately $520 million, including approximately $420 million of vessel costs and excluding any expenditures on the K10-class vessels. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America, chassis and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $77 million. In addition to vessel progress payments of $4 million, the company made capital expenditures in the second quarter and first half of 1994 primarily for purchases of chassis, leasehold improvements and an office in Mexico.

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

       On July 14, 1995 the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). On July 28, 1995, at the option of its stockholders, the 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).

       On July 21, 1995, the Board of Directors authorized the repurchase of up to six million shares of the company's common stock. The form and timing of the repurchase and the exact number of shares to be repurchased will depend upon market conditions and will be primarily funded with cash on hand.

       The company believes its existing resources, cash flows from operations and borrowing capacity under its existing credit facilities will be adequate to meet its liquidity needs for the foreseeable future.

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

       Among these actions are approximately 1,790 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships.

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

       In April 1994, a lawsuit, Hockert Pressman & Flohr Money Purchase Plan, et. al. vs. American President Companies, Ltd., et. al., was filed against the company and certain of its officers in United States District Court for the Northern District of California. The suit alleges that the company and certain officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and seeks unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through March 30, 1994. The discovery process is underway. The company believes that it has meritorious defenses and intends to defend itself vigorously against this lawsuit.

       In October 1991, the California Department of Motor Vehicles (the "DMV") assessed the company approximately $4.23 million in additional chassis registration fees. The company appealed the assessment. An administrative hearing of the company's appeal resulted in a ruling in the company's favor. The DMV rejected that decision and required payment of the assessment. In 1993, the company filed a mandamus action to compel the DMV to abide by the administrative decision, as well as a suit for refund. The company prevailed in the mandamus action, but was denied a summary judgment motion in the refund action. The parties have appealed both decisions to the California Court of Appeals, which has requested additional briefings. The company believes that it is entitled to a refund of the amount paid and intends to pursue the matter vigorously.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of stockholders was held on May 2, 1995 in Oakland, California. Two proposals, in addition to the election of directors and ratification of auditors, were submitted to the stockholders as described in the company's Proxy Statement dated March 31, 1995 and were voted upon and approved by the stockholders at the meeting. The following table describes the results of the stockholder votes:

                                        Votes          Votes       Withheld            Non
                                          For        Against       /Abstain          Votes
_____________________________________________________________________________________________

Election of Directors:

     John H. Barr                  29,125,243                       239,169
     John M. Lillie                29,129,259                       235,153
     Toni Rembe                    29,124,511                       239,901


Amendment of the company's
 Certificate of
 Incorporation                     24,581,038      4,646,785        136,588              1


Adoption of the 1995
   Stock Bonus Plan                27,666,863      1,519,553        177,996


Ratification of Auditors           29,196,300        112,543         55,568              1

       The voting included 25,402,970 shares of common stock (each of which is entitled to one vote), representing 93.0% of the outstanding shares of common stock on the record date of March 1, 1995, and 1,500,000 shares of Preferred Stock (each of which was entitled to approximately 2.641 votes), representing 100% of the outstanding shares of Preferred Stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

       The following documents are exhibits to this Form 10-Q:

Exhibit
  No.                       Description of Document
_______                     _______________________

3.1    Integrated copy of the amended By-laws.

10.1 Amendments Nos. 1 and 2 dated May 10, 1995 and July 12, 1995, respectively, to the Credit Agreement among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York (as agent and participant), Bank of America National Trust and Savings Association, The First National Bank of Boston, The Industrial Bank of Japan, Limited, ABN AMRO Bank N.V. and The First National Bank of Chicago.

27 Financial Data Schedules filed under Article 5 of Regulation S-X for the second quarter ended June 30, 1995.

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

                                             AMERICAN PRESIDENT COMPANIES, LTD.




Dated: August 4, 1995                          By    /s/ William J. Stuebgen
______________________                         ____________________________
                                                         William J. Stuebgen
                                                           Vice President,
                                                           Controller and
                                                        Chief Accounting Officer