Form 10-Q
period 1995-09-22
AMERICAN PRESIDENT COMPANIES LTD
filed 1995-11-02
CIK 725457

________________________________________________________________________________
________________________________________________________________________________



                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the period ended September 22, 1995
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _________________ to _________________



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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



           Class                                 Outstanding at October 26, 1995
____________________________                     _______________________________

Common Stock, $.01 par value                                  25,666,423


________________________________________________________________________________
________________________________________________________________________________

                          AMERICAN PRESIDENT COMPANIES, LTD.

                                             INDEX


           PART I.        FINANCIAL INFORMATION                                          Page
                          _____________________

Item 1.    Consolidated Financial Statements

           Statement of Income                                                              3
           Balance Sheet                                                                    4
           Statement of Cash Flows                                                          5
           Notes to Consolidated Financial Statements                                    6-13

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                           14-23


           Part II.       OTHER INFORMATION
                          _________________

Item 1.    Legal Proceedings                                                            24-25

Item 5.    Other Information                                                               25

Item 6.    Exhibits and Reports on Form 8-K                                                25

           SIGNATURES                                                                      26

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

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
________________________________________________________________________________________________
(In thousands, except                            Quarter Ended                   38 Weeks Ended
   per share amounts)             September 22    September 23     September 22    September 23
                                          1995            1994             1995            1994
________________________________________________________________________________________________
REVENUES                            $  711,148      $  672,121    $   2,126,099   $   2,028,777
________________________________________________________________________________________________
EXPENSES
Operating, Net of Operating-
   Differential Subsidy                612,577         593,717        1,906,236       1,806,775
General and Administrative              19,309          16,769           59,040          55,804
Depreciation and Amortization           25,715          24,459           79,022          77,294
________________________________________________________________________________________________
     Total Expenses                    657,601         634,945        2,044,298       1,939,873
________________________________________________________________________________________________
OPERATING INCOME                        53,547          37,176           81,801          88,904

Interest Income                          4,735           3,746           16,232           9,807
Interest Expense                       (8,457)         (6,839)         (23,498)        (20,584)
________________________________________________________________________________________________
Income Before Taxes                     49,825          34,083           74,535          78,127
Federal, State and
   Foreign Tax Expense                  18,933          11,520           28,323          26,407
________________________________________________________________________________________________
NET INCOME                          $   30,892      $   22,563    $      46,212   $      51,720
________________________________________________________________________________________________
Less Dividends on Preferred Stock                        1,688            3,375           5,063
NET INCOME APPLICABLE TO
   COMMON STOCK                     $   30,892      $   20,875    $      42,837   $      46,657
________________________________________________________________________________________________
________________________________________________________________________________________________

EARNINGS PER COMMON SHARE
________________________________________________________________________________________________
Primary Earnings Per
   Common Share                        $  1.02         $  0.74          $  1.49         $  1.64
________________________________________________________________________________________________
Fully Diluted Earnings Per
   Common Share                        $  0.97         $  0.70          $  1.42         $  1.60
________________________________________________________________________________________________

DIVIDENDS PER COMMON SHARE             $  0.10         $  0.10          $  0.30         $  0.30
________________________________________________________________________________________________
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_______________________________________________________________________________________________
(In thousands, except share amounts)                              September 22      December 30
                                                                          1995             1994
_______________________________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                                        $     160,325    $      39,754
Short-Term Investments                                                   5,421          214,898
Trade and Other Receivables, Net                                       285,603          280,736
Fuel and Operating Supplies                                             41,395           36,549
Prepaid Expenses and Other                                              44,703           37,135
_______________________________________________________________________________________________
   Total Current Assets                                                537,447          609,072
_______________________________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                                                  853,703          678,453
Containers, Chassis and Rail Cars                                      802,849          781,100
Leasehold Improvements and Other                                       270,639          260,699
Construction in Progress                                                94,366          116,845
_______________________________________________________________________________________________
                                                                     2,021,557        1,837,097
Accumulated Depreciation and Amortization                            (956,877)        (896,802)
_______________________________________________________________________________________________
   Property and Equipment, Net                                       1,064,680          940,295
_______________________________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                                           137,406          114,590
_______________________________________________________________________________________________

   Total Assets                                                  $   1,739,533    $   1,663,957
_______________________________________________________________________________________________
_______________________________________________________________________________________________


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
   and Capital Leases                                             $     14,314    $       4,797
Accounts Payable and Accrued Liabilities                               428,941          397,969
_______________________________________________________________________________________________
   Total Current Liabilities                                           443,255          402,766
_______________________________________________________________________________________________
DEFERRED INCOME TAXES                                                  152,463          139,955
_______________________________________________________________________________________________
OTHER LIABILITIES                                                      130,639          118,603
_______________________________________________________________________________________________
LONG-TERM DEBT                                                         496,917          373,142
CAPITAL LEASE OBLIGATIONS                                                  710           13,108
_______________________________________________________________________________________________
   Total Long-Term Debt and Capital Lease Obligations                  497,627          386,250
_______________________________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
_______________________________________________________________________________________________
REDEEMABLE PREFERRED STOCK, $.01 Par Value,
   Stated at $50.00, Authorized-2,000,000
   Shares Series C, Shares Issued and Outstanding-
   1,500,000 in 1994                                                                     75,000
_______________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
   Authorized-60,000,000 Shares
   Shares Issued and Outstanding-
   26,771,000 in 1995 and 27,318,000 in 1994                            26,771           27,318
Additional Paid-In Capital                                              11,160           70,853
Retained Earnings                                                      477,618          443,212
_______________________________________________________________________________________________
   Total Stockholders' Equity                                          515,549          541,383
_______________________________________________________________________________________________
   Total Liabilities, Redeemable Preferred Stock
     and Stockholders' Equity                                    $   1,739,533    $   1,663,957
_______________________________________________________________________________________________
_______________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________________________________________
(In thousands)                                                                   38 Weeks Ended
                                                                   September 22    September 23
                                                                           1995            1994
________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $    46,212     $    51,720
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                         79,022          77,294
   Deferred Income Taxes                                                  6,847           8,248
   Change in Receivables                                               (28,883)        (31,461)
   Issuance of Notes Receivable on Sales of Real Estate                                 (7,470)
   Change in Fuel and Operating Supplies                                (4,846)         (3,544)
   Change in Prepaid Expenses and Other Current Assets                  (3,543)         (1,711)
   (Gain) Loss on Sale of Property and Equipment                        (3,281)         (2,280)
   Change in Accounts Payable and Accrued Liabilities                    30,972          25,292
   Other                                                                 16,580           1,600
________________________________________________________________________________________________
     Net Cash Provided by Operating Activities                          139,080         117,688
________________________________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                                                  (238,393)        (78,568)
Proceeds from Sales of Property and Equipment                            39,203           4,227
Purchase of Short-Term Investments                                     (40,889)       (291,951)
Proceeds from Sales of Short-Term Investments                           250,366          94,049
Other                                                                   (1,959)         (2,342)
________________________________________________________________________________________________
     Net Cash Provided by (Used in) Investing Activities                  8,328       (274,585)
________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common Stock                                            (139,622)
Issuance of Debt                                                        143,670         147,348
Repayments of Debt                                                     (19,955)        (19,881)
Repayments of Capital Lease Obligations                                 (2,956)         (2,680)
Dividends Paid                                                         (11,793)        (13,231)
Other                                                                     4,369           5,101
________________________________________________________________________________________________
     Net Cash Provided by (Used in) Financing Activities               (26,287)         116,657
________________________________________________________________________________________________
Effect of Exchange Rate Changes on Cash                                   (550)             236
________________________________________________________________________________________________
     NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS                                        120,571        (40,004)
________________________________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period                         39,754          84,053
________________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                          $   160,325     $    44,049
________________________________________________________________________________________________
________________________________________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest                               $    22,892     $    16,638
Income Taxes, Net of Refunds                                        $    17,823     $    11,953
________________________________________________________________________________________________
NONCASH INVESTING ACTIVITIES:
Sale of Trade Receivables to the Capital
 Construction Fund, Net of Discount                                 $    25,652     $    36,860
________________________________________________________________________________________________
NONCASH FINANCING ACTIVITIES:
Conversion of Redeemable Preferred Stock                            $    75,000
________________________________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.    Significant Accounting Policies

       Fiscal Year and Quarters

       The company's fiscal year ends on the last Friday in December, resulting in a 52- or 53-week year. In a 52-week year, the first and fourth quarters are 14 weeks, and the second and third quarters are 12 weeks, which differs from a 53-week year, in which the fourth quarter is 15 weeks. The company's 1995 and 1994 fiscal years are 52-week years.

       Allowance for Doubtful Accounts

       At September 22, 1995 and December 30, 1994 the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, was $19.9 million and $21.9 million, respectively.

       Capitalized Interest

       Interest costs relating to cash paid for the construction of vessels were capitalized in 1995 and 1994. These costs totaled $2.4 million and $7.4 million for the third quarter and the 38-week period ending September 22, 1995, respectively, and $1.5 million and $4.4 million for the third quarter and the 38-week period ending September 23, 1994, respectively.

       Income Taxes

       The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The tax rates were 38% and 34% for the first three quarters of 1995 and 1994, respectively. The 1994 estimated effective tax rate included the effect of revisions of prior years' estimated tax liabilities.


Note 2.    United States Maritime Administration Agreements

Operating-Differential Subsidy Agreement

       The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. The ODS amounts for the quarters ending September 22, 1995 and September 23, 1994, were $13.6 million and $13.9 million, respectively, and for the 38-week periods ending September 22, 1995 and September 23, 1994, were $44.1 million and $43.9 million, respectively, and have been included as a reduction of operating expenses.

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

Operating-Differential Subsidy Agreement (continued)

incorporating the Administration's program was introduced in the U.S. House of Representatives and the U.S. Senate earlier this year. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, when delivered to the company upon completion of construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver to allow the company to operate its C11-class vessels, the first two of which were delivered in May and September 1995, under foreign registry on the condition that the vessels be returned to U.S.-flag in the event the Maritime Security Program or an acceptable equivalent support program is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

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

Capital Construction Fund

       The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In September


1995, the company made a deposit of $23.3 million to its CCF. At September 22, 1995 and December 30, 1994, the CCF, including an investment of $64 million and $40 million, respectively, in the company's trade accounts receivable, totaled $63.4 million and $37.8 million, respectively, and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3.    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities at September 22, 1995 and
December 30, 1994, were as follows:
________________________________________________________________________________________________
(In thousands)                                                  September 22        December 30
                                                                        1995               1994
________________________________________________________________________________________________
Accounts Payable                                                 $    77,895        $    54,009
Accrued Liabilities                                                  266,545            259,933
Current Portion of Accrued Claims                                     16,309             24,468
Income Taxes Payable                                                   6,936              2,883
Unearned Revenue                                                      61,256             56,676
________________________________________________________________________________________________
Total Accounts Payable and Accrued Liabilities                   $   428,941        $   397,969
________________________________________________________________________________________________
________________________________________________________________________________________________

Note 4.    Long-Term Debt

       Long-Term Debt at September 22, 1995 and December 30, 1994 consisted of the following:
________________________________________________________________________________________________
(In thousands)                                                  September 22        December 30
                                                                        1995               1994
________________________________________________________________________________________________
Vessel Mortgage Notes Due Through 2007 (1)                       $   143,670
8% Senior Debentures $150 million Face Amount
  Due on January 15, 2024 (2)                                        147,162        $   147,144
7 1/8% Senior Notes $150 million Face Amount
  Due on November 15, 2003 (2)                                       148,182            148,065
Series I 8% Vessel Mortgage Bonds
   Due Through 1997(3)                                                38,117             57,176
8% Refunding Revenue Bonds Due on November 1, 2009                    12,000             12,000
Refunding Revenue Bonds, at Various Rates Not to
   Exceed 12%, Due on November 1, 2009                                 6,495              6,495
Note Payable at 9% Due Through 1997                                    1,785              2,591
Notes Payable at Prime plus 1%                                           528                572
Note Payable at 10% Due Through 1998                                     138                184
__________________________________________________________________________________________________
Total Debt                                                           498,077            374,227
Current Portion                                                      (1,160)            (1,085)
__________________________________________________________________________________________________
Long-Term Debt                                                   $   496,917        $   373,142
__________________________________________________________________________________________________
__________________________________________________________________________________________________

(1) In May and September 1995, the company took delivery of the first two of six new C11-class vessels. To finance a portion of the purchase of these vessels, the company borrowed approximately $144 million under a loan agreement with European banks pursuant to vessel mortgage notes due through 2007. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company.
     Until the sixth anniversary of the delivery date, the company may defer up to a total of four principal payments. If the company defers less than two principal payments in the first six years, it may defer up to two principal payments during the remaining term. Deferred payments are due sequentially in semiannual payments at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer up to four payments. The notes issued under this loan agreement are collateralized by the C11-class vessels.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.    Long-Term Debt (continued)

     In July and September 1995, the company entered into interest rate swap agreements to exchange the variable interest rates on each vessel mortgage note for fixed rates for ten-year periods. The July swap is effective after the first principal payment on the note, which is at an interest rate of 6.985%, and the September swap was effective upon the draw-down of the note, which is at an interest rate of 6.781%. As a result of the swaps, the effective interest rates are 7.461% and 7.531% for the first five years, and 7.586% and 7.656% for the remaining terms of the July and September swaps, respectively. Net payments or receipts under the agreements will be included in interest expense or income, respectively.

(2) In November 1993, the company filed a shelf registration statement covering the issuance from time to time of up to $400 million of debt securities of varying terms and amounts. Pursuant to this registration statement, the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes have an effective interest rate of 7.325%, and an unamortized discount of $1.8 million and $1.9 million at September 22, 1995 and December 30, 1994, respectively. The Senior Debentures have an effective interest rate of 8.172%, and an unamortized discount of $2.8 million and $2.9 million at September 22, 1995 and December 30, 1994, respectively.

(3) Principal payments are due in equal semiannual installments totaling $23.8 million per year. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of the remaining cash payments, which it has not yet exercised. Principal amounts are classified as long-term debt based on the company's ability to issue Series II Bonds in lieu of the remaining semiannual cash payments.

       The company has a credit agreement with a group of banks which provides for an aggregate commitment of $200 million through March 1999. The credit agreement, as amended in 1995, contains, among other things, various financial covenants that require the company to meet certain levels of interest and fixed charge coverage, leverage and net worth. The borrowings bear interest at rates based upon various indices as elected by the company. There have been no borrowings under this agreement.

       As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.


Note 5.    Redeemable Preferred Stock

       On July 14, 1995 the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). On July 28, 1995, at the option of the holders, the 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Stockholders' Equity

Common Stock Repurchase

       On July 21, 1995, the Board of Directors authorized the repurchase of up to six million shares of the company's common stock. On August 8, 1995, the company repurchased two million shares from the former holders of the Series C Preferred Stock at a purchase price of $27 per share. In addition, on September 18, 1995, the company repurchased 2,820,499 shares through a Dutch Auction self-tender offer at a purchase price of $30 per share, plus expenses. All repurchased shares were retired. As of October 25, 1995, the company repurchased an additional 1,180,000 shares of its common stock through open market transactions at an average price of $25.81 per share, plus expenses, which completed the repurchase of the six million shares authorized.

Earnings Per Common Share

       Primary earnings per share for the period presented were computed by dividing net income, reduced by the amount of the preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding. Fully diluted earnings per share were computed based on the assumption that the Series C Preferred Stock was converted at the beginning of the period. The number of shares used in these computations were as follows:

_______________________________________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_______________________________________________________________________________________________
(In millions)                                    Quarter Ended                   38 Weeks Ended
                                  September 22    September 23    September 22     September 23
                                          1995            1994            1995             1994
_______________________________________________________________________________________________
Primary                                  30.3             28.3           28.7             28.4
Fully Diluted                            31.8             32.3           32.5             32.3
_______________________________________________________________________________________________
_______________________________________________________________________________________________

Supplementary Earnings Per Share Data

       The effect of the conversion of the Series C Preferred Stock on primary and fully diluted earnings per share, assuming the conversion occurred at the beginning of each period, is as follows:

_______________________________________________________________________________________________
(In millions)                                    Quarter Ended                   38 Weeks Ended
                                  September 22    September 23    September 22     September 23
                                          1995            1994            1995             1994
_______________________________________________________________________________________________
Primary Earnings per Common Share
_______________________________________________________________________________________________
As Stated                              $  1.02         $ 0.74          $  1.49         $  1.64
Assuming Shares Converted at
   the Beginning of the Period         $  0.98         $ 0.70          $  1.45         $  1.60
_______________________________________________________________________________________________
Fully Diluted Earnings per Common Share
_______________________________________________________________________________________________
As Stated (1)                          $  0.97         $ 0.70          $  1.42         $  1.60
Assuming Shares Converted at
   the Beginning of the Period         $  0.97         $ 0.70          $  1.42         $  1.60
_______________________________________________________________________________________________
_______________________________________________________________________________________________

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.    Stockholders' Equity (continued)

Supplementary Earnings Per Share Data (continued)

(1) Fully diluted earnings per share "As Stated" reflects the conversion of the Series C Preferred Stock as though such conversion occurred at the beginning of each period.

Cash Dividends

       On October 13, 1995, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on November 30, 1995 to common stockholders of record on November 15, 1995.


Note 7.    Commitments and Contingencies

Commitments

Ship Purchases and Related Financing

       In May 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. At the end of the third quarter of 1995, the company has made payments of $244 million for the purchase of the C11-class vessels from the inception of the construction contracts, including payments of $161 million in first three quarters of 1995. The amount paid in 1995 includes the final payments on two HDW vessels delivered in May and September 1995. The remaining four vessels are scheduled to be delivered at various dates through January 1996. The remaining 80% of each vessel's purchase price is due upon delivery of the vessel. In March 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on draw-downs are due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates are based upon various margins over LIBOR or the banks' cost of funds as elected by the company. During the first three quarters of 1995, a total of $144 million was drawn down pursuant to this loan agreement.

       In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks in the future to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Gains or losses on these contracts are deferred and recognized as adjustments to the cost basis of the ships when the related payments are made. At September 22, 1995, the company had contracts to purchase $72.3 million in Deutsche marks.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships. On September 21, 1995, the company sold the K10-class vessel construction contracts and recognized a pretax gain of $1.5 million. At that time, the company, Mitsui OSK Lines, Ltd.("MOL"), Orient Overseas Container Line ("OOCL") and Nedlloyd Lines B.V. ("NLL"), formed a joint venture company, in which their respective shares are each 25%, that has entered

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Commitments and Contingencies (continued)

Commitments (continued)

Ship Purchases and Related Financing (continued)

into an agreement to charter-back these vessels, when delivered, for seven years for use in the Asia-Europe trade. Prior to the sale of the construction contracts on September 21, 1995, the company had made progress payments of $30 million for these vessels, including payments of $12 million in 1995, for which it received reimbursement.

Alliances

       The company and OOCL are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. Currently, each party is guaranteed vessel space and buys extra space as needed.

       In September 1994, the company, MOL, and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in early 1996.

       The three carriers and NLL signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001, with early termination rights upon six months notice to the other parties beginning January 1, 1998. The carriers currently expect to commence service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be fully implemented by early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $35 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $40 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the commitment of the alliance partners, including the company, for these services cannot be determined at this time.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.    Commitments and Contingencies (continued)

Commitments (continued)

Facilities, Equipment and Services

       At September 22, 1995, the company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $66.8 million. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At September 22, 1995, the company had outstanding letters of credit totaling $11.3 million, which guarantee the company's performance under certain of its commitments.

       In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of the sublease by BMC (and, in certain instances, a third party) of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material effect on the company's other operations or operating results. On October 9, 1995, Burlington Motor Holdings, Inc., the parent company of BMC, announced that it was entering into negotiations with its creditors in an attempt to restructure certain of its debt obligations. The company currently cannot assess the impact, if any, upon the company if these negotiations are unsuccessful.

Employment Agreements

       The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $17.2 million at September 22, 1995, including $2.8 million related to an employment contract with John M. Lillie, whose employment with the company ended on October 13, 1995. The latter amount will be recorded as an expense in the fourth quarter of 1995.

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

American President Companies, Ltd. and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                Third Quarter                 Year to Date

(In millions)                            1995     1994     Change      1995     1994     Change
_______________________________________________________________________________________________
Revenues
_______________________________________________________________________________________________
 International Transportation        $    540 $    498     8%      $  1,562 $  1,468      6%
 North America Transportation             171      174   (2%)           564      545      4%
 Real Estate                                                                      16  (100%)
_______________________________________________________________________________________________
Operating Income                     $     54 $     37    44%      $     82 $     89    (8%)
_______________________________________________________________________________________________
Pretax Income                        $     50 $     34    46%      $     75 $     78    (5%)
_______________________________________________________________________________________________
_______________________________________________________________________________________________

       Operating income for the third quarter and first three quarters of 1995 was $54 million and $82 million, respectively, compared with operating income of $37 million and $89 million in the third quarter and first three quarters of 1994, respectively. Included in operating income for the third quarter and first three quarters of 1995 were $3.6 million in gains from the sale of a vessel and vessel construction contracts, and $3.5 million in liquidated damages from the delayed delivery of two C11-class vessels by the shipyard. Included in operating income in the third quarter and first three quarters of 1994 were $1 million and $10 million, respectively, from the collection of Desert Storm detention charges. In addition, contributions to operating income from real estate sales amounted to $9 million in the first three quarters of 1994. Excluding the one-time items, operating income for the third quarter and first three quarters of 1995 was $47 million and $75 million, respectively, compared with $36 million and $70 million for the same periods in 1994.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Third Quarter                 Year to Date

                                         1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
Import
  Volumes                               49.9     56.3   (11%)        148.9    158.5     (6%)
  Average Revenue per FEU            $  4,367 $  4,178     5%      $  4,242 $  4,121      3%
________________________________________________________________________________________________
Export
  Volumes                               40.0     35.5     13%        125.0    114.6       9%
  Average Revenue per FEU            $  3,553 $  3,324     7%      $  3,314 $  3,174      4%
________________________________________________________________________________________________
Intra-Asia
  Volumes                               39.9     40.6    (2%)        129.7    134.0     (3%)
  Average Revenue per FEU            $  2,060 $  1,849    11%      $  2,013 $  1,883      7%
________________________________________________________________________________________________
Asia-Europe
  Volumes                                6.9                          11.4
  Average Revenue per FEU            $  2,500                      $  2,478
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Volumes and average revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

       The company's U.S. import volumes declined in the third quarter and first three quarters of 1995 compared with the same periods last year due to increased competitive pressure from non-conference carriers. Volumes of the company's U.S. export cargo increased in the third quarter and first three quarters of 1995 compared with the third quarter and first three quarters of 1994, primarily due to increased shipments of commercial dry cargo, including cotton shipments from the U.S. as a result of the poor cotton harvests in India and Pakistan and an increase in refrigerated cargo. The company's intra-Asia volumes declined in the third quarter and first three quarters of 1995 compared with the same period's last year primarily as a result of fewer shipments to and from Kobe, Japan caused by the earthquake in January 1995, the strong yen, the poor cotton harvests in India and Pakistan, and efforts by the company to reduce its shipments of lower-margin cargo in this market. Utilization of the company's containership capacity in the first three quarters of 1995 was 82% and 97% for U.S. import and U.S. export shipments, respectively, compared with 89% and 95%, respectively, in 1994. Changes in utilization rates from last year are related to changes in volumes carried by the company in these markets.

       Average revenue per FEU for the company's U.S. import shipments increased in the third quarter and first three quarters of 1995 compared with the third quarter and first three quarters of 1994 due to a general rate increase established by conference carriers that became effective May 1, 1995. Average revenue per FEU in the company's U.S. export market increased in the third quarter and first three quarters of 1995 from last year's third quarter and first three quarters due to rate increases and an increase in the proportion of higher-rated cargo carried by the company. Average revenue per FEU in the company's intra-Asia market increased in the third quarter and first three quarters of 1995 compared with the third quarter and first three quarters of 1994, attributable to a modest increase in rates resulting from a general rate increase, and an increase in the proportion of higher-rated refrigerated cargo carried by the company.

       Asia-Europe service by the company began in mid-March with shipments to Denmark, the United Kingdom and the Netherlands primarily from Hong Kong, the People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in mid-April.

       International transportation revenues include cargo handling, freight consolidation, logistics services and charter hire revenues totaling $82 million and $235 million in the third quarter and first three quarters of 1995, respectively, compared with $69 million and $204 million in the third quarter and first three quarters of 1994, respectively. Included in the third quarter and first three quarters of 1994 were approximately $1 million and $10 million, respectively, in collections of Desert Storm detention charges. The increases in the 1995 periods were primarily attributable to increases in third party cargo handling revenues in Asia and charter hire revenues.

       The company incurred incremental operating expenses and a loss of ocean freight revenues during the first half of 1995 resulting from the earthquake in Kobe, Japan, on January 17, 1995, in which the ocean terminal leased by the company was damaged extensively. The company expects substantially all of these expenses and lost revenues to be recovered through the company's business interruption insurance. The company is processing its insurance claim, and the amount of insurance recovery to be ultimately received cannot be determined at this time. The company and OOCL have resumed service to Kobe and have adjusted their shared trans-Pacific schedule to and from Japan.

       The company currently expects continued downward pressure on shipping rates in its U.S. import market during the remainder of 1995. In response to competitive conditions and its loss of market share in the U.S. import market, the company initiated pricing actions for specific commodities in specific trade lanes in October 1995. Based upon the company's volumes through the first three quarters of 1995, these actions would have had an impact on approximately 6% of the company's total U.S. import volumes. The company cannot predict whether shipping rates will stabilize at the new levels or whether additional pricing actions may be taken by the company and its competitors. There may be considerable price destabilization in some markets, which could have an adverse impact on carriers, including the company.

       In October 1995, Lykes Steamship Company, Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. At present, the company charters its four L9-class vessels from Lykes under charters that expire in early 1996. The L9-class vessels are used in the company's West Asia/Middle East service. In addition, the company charters to Lykes three of its Pacesetter vessels under charters that also expire in early 1996. The potential consequences of Lykes' petition on the company's operations and financial condition, and possible steps the company may take to mitigate any resulting adverse effects, are being evaluated by management. At this early stage of the proceedings, the company is unable to predict the nature or extent of such consequences.

       The company and Orient Overseas Container Line ("OOCL") are parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. The agreements permit both companies to offer faster transit times, more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers currently expect to commence service under this agreement in early 1996.

       The three carriers and Nedlloyd Lines B.V. ("NLL") signed a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade via Panama for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

       Additionally, in September 1994, the four carriers and Malaysian International Shipping Corporation BHD signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001, with early termination rights upon six months notice to the other parties beginning January 1, 1998. The carriers currently expect to commence service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

       The Asia-U.S. West Coast, Asia-U.S. East Coast and Asia-Europe alliance agreements are all expected to be fully implemented by early 1996. Under the terms of the three agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash purchase commitment from the company to its alliance partners currently estimated to be $35 million, beginning in 1996. For 1995, the company currently estimates its net purchase commitment to its alliance partners for vessel space in the Asia-U.S. East Coast and Asia-Europe trades to be approximately $40 million. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the commitment of the alliance partners, including the company, for these services cannot be determined at this time.

       In 1994, the company and Transportacion Maritima Mexicana ("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. This agreement was terminated September 30, 1995, and the company and TMM are in negotiations with respect to a new three-year agreement for reciprocal charters of lesser amounts of vessel space beginning in March or April 1996 and a possible joint service. However, no assurances can be given as to whether those negotiations will be successful. The company and TMM have agreed to continue to exchange vessel space pending finalization of a new agreement.

       The company and Matson Navigation Company, Inc. ("Matson") have signed an implementation agreement for a ten-year alliance between the companies. Pursuant to the terms of this alliance, the company would sell to Matson three C9-class and three C8-class containerships, and certain of its Guam assets, for approximately $164 million. Matson would operate a five-ship service between the Far East and the U.S. West Coast, including the C9-class vessels, one C8-class vessel and a Matson vessel. The company would have use of substantially all the vessels' eastbound capacity, and Matson would have use of substantially all their westbound capacity, with a certain number of container slots to be held available to the company for the westbound service and to Matson for the eastbound service. The company currently expects the sale of the ships to be completed in January 1996, and the sale of the Guam assets and the commencement of services under the alliance to occur in February 1996, subject to governmental approvals. The company will bareboat charter the vessels during the period from the completion of their sale to Matson to the commencement of the alliance. There can be no assurances, however, that governmental approvals will be received or that the transaction will be consummated.

       The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $44 million in the first three quarters of 1995 and 1994, respectively, and totaled $61 million in 1994.

       In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's 1995 budget includes a proposal for a 10-year subsidy program with $100 million in annual payments to be requested and appropriated on a year-to-year basis. Maritime support legislation incorporating the Administration's program was introduced in the U.S. House of Representatives and U.S. Senate earlier this year. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

       While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, when delivered to the company upon completion of construction, and to transfer to foreign flag seven of the 15 U.S.-flag containerships in its trans-Pacific fleet. On November 15, 1994, MarAd issued a waiver to allow the company to operate its C11-class vessels, the first two of which were delivered in May and September 1995, under foreign registry on the condition that the vessels be returned to U.S.-flag in the event the Maritime Security Program or an acceptable equivalent support program is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

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

       On July 28, 1995, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act of 1984 (the "Shipping Act"), which, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in the U.S. foreign commerce to file tariffs. Changes proposed in the legislation, which, if enacted, would be phased in during 1997 and 1998, would eliminate government tariff filing and enforcement, allow confidential and independent contracts between shippers and ocean carriers and strengthen provisions that prohibit predatory activities by foreign carriers. The company is unable to predict whether this legislation will be enacted or, if enacted, will contain terms similar to those proposed. Enactment of the legislation, as drafted, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

       In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia has agreed to provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                                                Third Quarter                 Year to Date

                                         1995     1994     Change      1995     1994     Change
_______________________________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                          $    117 $    122   (4%)      $    384 $    377      2%
 Non-Stacktrain                            54       52     5%           180      168      7%
_______________________________________________________________________________________________
Stacktrain Volumes
 North America                          93.3     93.1      0%        300.1    286.8       5%
 International                          45.5     48.6    (6%)        140.3    143.2     (2%)
_______________________________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)                 $  1,253 $  1,315   (5%)      $  1,279 $  1,314    (3%)
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

      Revenues from the company's North America transportation operations declined in the third quarter of 1995, compared with the third quarter of 1994. Increased competition from trucking companies and an overall weakening of the North America intermodal transportation market resulted in lower stacktrain average revenue per FEU in the third quarter of 1995 compared with the third quarter of 1994. North America stacktrain volumes were unchanged in the third quarter compared with a year ago as increased automotive stacktrain volumes offset the decline in other stacktrain volumes. Revenues increased in the first three quarters of 1995 compared with first three quarters of 1994, primarily as a result of higher stacktrain volumes from increased automotive shipments between the U.S. and Mexico. The company's North America non-stacktrain revenues increased in the third quarter and first three quarters of 1995 compared with last year's periods, primarily due to an increase in automotive volumes and rates from lanes added in this market since the third quarter of 1994. The increased automotive non-stacktrain business was partially offset by lower volumes in other non-stacktrain markets, which were impacted by increased competition from trucking companies and the loss of several major customers.

       In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of the sublease by BMC (and, in certain instances, a third party) of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material effect on the company's other operations or operating results. On October 9, 1995, Burlington Motor Holdings, Inc., the parent company of BMC, announced that it was entering into negotiations with its creditors in an attempt to restructure certain of its debt obligations. The company currently cannot assess the impact, if any, upon the company if these negotiations are unsuccessful.

       During the remainder of 1995, the company expects modest growth in North America stacktrain volumes consistent with the normal seasonal trend. Demand for automotive shipments is expected to remain strong for the balance of 1995, and is dependent upon conditions in the U.S. and Mexican economies and the extent to which U.S. automakers continue to operate in Mexico, among other factors. No assurances can be given that growth in these markets will materialize.

TRANSPORTATION OPERATING EXPENSES
caption>
(In millions, except                            Third Quarter                 Year to Date
 Operating Cost per FEU)                 1995     1994     Change      1995     1994     Change
________________________________________________________________________________________________
 Land Transportation                 $    235 $    237   (1%)      $    748 $    733      2%
 Cargo Handling                           148      136     9%           440      401     10%
 Vessel, Net                              100       84    19%           281      246     14%
 Transportation Equipment                  50       48     5%           155      146      6%
 Information Systems                       11       11     0%            37       36      2%
 Other                                     68       78  (12%)           245      238      3%
________________________________________________________________________________________________
 Total                               $    612 $    594     3%      $  1,906 $  1,800      6%
________________________________________________________________________________________________
 Operating Cost per FEU (1)          $  2,663 $  2,633     1%      $  2,666 $  2,594      3%
 Percentage of Transportation
   Revenues                              86%       88%                 90%       89%
________________________________________________________________________________________________
________________________________________________________________________________________________

(1) Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

       Land transportation expenses decreased slightly in the third quarter of 1995 from the third quarter of 1994, due to a decline in conventional rail expense. Land transportation expenses increased in the first three quarters of 1995 from the first three quarters of 1994, due to an increase in 1995 North America stacktrain volumes. Cargo handling expenses increased in the third quarter and first three quarters of 1995 compared with the 1994 periods due to higher stevedoring labor rates in Asia and the U.S. and increased cargo handling volumes in Asia. Additionally, for the first three quarters of 1995, cargo handling expenses were impacted by the weakness of the U.S. dollar relative to the Japanese yen in the first half of the year. The commencement of the Asia-Europe service earlier this year also resulted in increased cargo handling expenses in the third quarter and first three quarters of 1995 compared with the same 1994 periods. Vessel expenses increased in the third quarter and first three quarters of 1995 compared with last year's third quarter and first three quarters due to increased charter hire activity resulting from additional vessel space purchased through alliance partners in the Asia-Latin America and Asia-Europe markets. Vessel fuel cost per barrel declined 10% in the third quarter of 1995 compared with the third quarter of 1994, but increased 19% in the first three quarters of 1995 compared with the same period in 1994. Transportation equipment costs increased in the third quarter and first three quarters of 1995 compared with the same periods in 1994 due to increased container leasing costs and increased repair and maintenance costs. The increase in information systems costs for the first three quarters of 1995 compared with the same period in 1994 was due to increased telecommunications costs. Other operating expenses declined in the third quarter of 1995 compared with the third quarter of 1994. Included as reductions to other operating expenses for the third quarter of 1995 were $3.6 million in gains from the sale of a vessel and vessel construction contracts, and $3.5 million in liquidated damages from the delayed delivery of two C11-class vessels by the shipyard. Additionally, the company realized foreign exchange gains of approximately $4 million in the third quarter of 1995 due to the recovery of the U.S. dollar compared with the Japanese yen. Other operating expenses increased in the first three quarters of 1995 compared with the same period in 1994 due to costs for the start-up of the Asia-U.S. East Coast alliance and the Asia-Europe service, costs related to eliminating the company's administrative offices in Hong Kong and foreign exchange losses in the first half of 1995.

       General and administrative expenses increased 15% and 6% in the third quarter and first three quarters of 1995, respectively, compared with the third quarter and first three quarters of 1994. The increases were due primarily to higher employee relocation expenses and ongoing support costs related to new financial systems, partially offset by lower expenditures for corporate initiatives to improve the company's financial and order cycle processes. Expenditures for corporate initiatives were approximately $5 million and $18 million for the third quarter and first three quarters of 1995, respectively, and $7 million and $23 million for the third quarter and first three quarters of 1994, respectively. Spending on corporate initiatives is currently estimated to total $27 million in 1995 and $12 million in 1996. The number of positions that will be eliminated as a result of changes in the order cycle and financial processes will not be finally determined until design and implementation of the new processes in 1996, and costs associated with eliminating these positions cannot yet be estimated. Anticipated cost savings resulting from these initiatives are expected to be realized in future years, but no assurances can be given as to the timing or amount of these savings.

       Depreciation and amortization expense increased 5% and 2% in the third quarter and first three quarters of 1995 compared with the same periods last year primarily as a result of the delivery of the first two C11-class vessels in May and September 1995, and other capital spending. Net interest expense increased to $4 million in the third quarter of 1995 from $3 million in the third quarter of 1994. Interest expense on the debt related to the C11-class vessels purchased in the second and third quarters of 1995 more than offset the increase in interest income from the third quarter of 1994. Net interest expense decreased to $7 million in the first three quarters of 1995 from $11 million in the first three quarters of 1994, respectively. Interest income in the first three quarters of 1995 increased compared with the 1994 period due to higher cash balances and higher interest rates, more than offsetting the increase in interest expense related to the new vessel debt. Interest and depreciation expense will continue to increase in 1995 compared with 1994 periods as the company takes delivery of its remaining C11-class vessels.

       The company's estimated income tax rate for 1995 is 38%, compared with 34% in 1994. The 1994 income tax rate included the effect of revisions of prior years' estimated tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
___________________________________________________________________________________________
                                                   September 22                December 30
As of:                                                     1995                       1994
___________________________________________________________________________________________
 Cash, Cash Equivalents and
   Short-term Investments                               $   166                   $    255
 Working Capital                                             94                        206
 Total Assets                                             1,740                      1,664
 Long-Term Debt and Capital
   Lease Obligations (1)                                    512                        391
___________________________________________________________________________________________

                                                   September 22               September 23
For the 38 weeks ending:                                   1995                       1994
___________________________________________________________________________________________
 Cash Provided by Operations                            $   139                   $    118
___________________________________________________________________________________________
NET CAPITAL EXPENDITURES
 Ships                                                  $   188                   $     19
 Containers, Chassis and Rail Cars                           20                         34
 Leasehold Improvements and Other                            30                         26
___________________________________________________________________________________________
   Total                                                $   238                   $     79
___________________________________________________________________________________________
FINANCING ACTIVITIES
   Repurchase of Common Stock                           $ (140)
   Borrowings                                               144                   $    147
   Repayment of Debt and Capital Leases                    (23)                       (23)
   Dividend Payments                                       (12)                       (13)
___________________________________________________________________________________________
___________________________________________________________________________________________

(1) Includes current and long-term portions.

       In 1993, the company entered into contracts for the construction and purchase of six new C11-class containerships from Howaldtswerke-Deutsche Werft AG, of Germany ("HDW") (three ships) and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea ("Daewoo") (three ships). The total estimated project cost for the construction of these vessels is $535 million. OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11-class vessels. The company's C11-class vessels and OOCL's similar vessels are scheduled to be delivered during 1995 and 1996. The company and OOCL have agreed to initially operate six and five of these vessels, respectively, under their existing trans-Pacific coordinated sailing and slot-sharing agreements, and in early 1996, under their Asia-
U.S. West Coast alliance agreement with MOL.  The deployment of the 11 new

C11-class vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market but believes that, because a number of other competing ocean carriers have also placed orders for the construction of a significant number of new vessels, growth in capacity in that market will be significantly greater than growth in demand. No assurances can be given with respect to anticipated growth in demand, utilization of the company's increased capacity or the potential negative impact of the increased capacity on rates or the company's market share. Additionally, modification of the Shipping Act, which is under consideration as referred to above, could have a material adverse impact on the company's rates and volumes.

       At the end of the third quarter of 1995, the company has made payments of $244 million for the purchase of the C11-class vessels from the inception of the construction contracts, including payments of $161 million in the first three quarters of 1995. The amount paid in the first three quarters of 1995 includes the final payments on two HDW vessels, which were delivered in during the first three quarters. The remaining four vessels are scheduled to be delivered at various dates through January 1996. The remaining 80% of each vessel's purchase price is due upon delivery of the vessel.

       In 1994, the company entered into a loan agreement with European banks to finance approximately $400 million of the purchase price of the six C11-class vessels. Principal payments on draw-downs are due in semiannual installments over a 12-year period commencing six months after the delivery of each vessel. Interest rates are based upon various margins over LIBOR or the banks' cost of funds as elected by the company. To finance a portion of the purchase of the first two vessels, the company borrowed approximately $144 million in the form of vessel mortgage notes under this loan agreement. In July and September 1995, the company entered into interest rate swap agreements to exchange the variable interest rates on each vessel mortgage note for fixed rates for ten-year periods. The July swap is effective after the first principal payment on the note, which is at an interest rate of 6.985% and the September swap was effective upon the draw-down of the note, which is at an interest rate of 6.781%. As a result of the swaps, the effective interest rates are 7.461% and 7.531% for the first five years, and 7.586% and 7.656% for the remaining terms of the July and September swaps, respectively.

       In December 1993, the company entered into contracts with Daewoo for the construction and purchase of three diesel-powered K10-class containerships. On September 21, 1995, the company sold the K10-class vessel construction contracts and recognized a pretax gain of $1.5 million. At that time, the company, MOL, OOCL and NLL, formed a joint venture company, in which their respective shares are each 25%, that has entered into an agreement to charter-back these vessels, when delivered, for seven years for use in the Asia-Europe trade. Prior to the sale of the construction contracts on September 21, 1995, the company had made progress payments of $30 million for these vessels, including payments of $12 million in 1995, for which it received reimbursement.

       In addition to vessel expenditures of $188 million, the company made capital expenditures in the first three quarters of 1995 of $50 million primarily for purchases of chassis, and terminal and leasehold improvements. Capital expenditures in 1995 are expected to be approximately $470 million, including approximately $380 million of vessel costs. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America, chassis and computer systems.

The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $67 million. In addition to vessel progress payments of $14 million, the company made capital expenditures in the first three quarters of 1994 primarily for purchases of chassis, leasehold improvements and an office in Mexico.

       The company has a credit agreement with a group of banks which provides for an aggregate commitment of $200 million through March 1999. As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.

       On July 14, 1995 the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). On July 28, 1995, at the option of the holders, the 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).

       On July 21, 1995, the Board of Directors authorized the repurchase of up to six million shares of the company's common stock. On August 8, 1995, the company repurchased two million shares from the former holders of the Series C Preferred Stock at a purchase price of $27 per share. In addition, on September 18, 1995, the company repurchased 2,820,499 shares through a Dutch Auction self-tender offer at a purchase price of $30 per share, plus expenses. All repurchased shares were retired. As of October 25, 1995, the company repurchased an additional 1,180,000 shares of its common stock through open market transactions at an average price of $25.81 per share, plus expenses, which completed the repurchase of the six million shares authorized.

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

       Among these actions are approximately 1,950 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships.

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

       In April 1994, a lawsuit, Hockert Pressman & Flohr Money Purchase Plan, et. al. vs. American President Companies, Ltd., et. al., was filed against the company and certain of its officers in United States District Court for the Northern District of California. The suit alleges that the company and certain officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and seeks unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through March 30, 1994. The company is engaged in discussions with plaintiff's counsel regarding dismissal of the action without prejudice to the purported class and without payment of consideration. Such dismissal would be subject to Court approval, and no assurances can be given that an agreement on dismissal will be reached or approval obtained.

       In October 1991, the California Department of Motor Vehicles (the "DMV") assessed the company approximately $4.2 million in additional chassis registration fees. The company appealed the assessment. An administrative hearing of the company's appeal resulted in a ruling in the company's favor. The DMV rejected that decision and required payment of the assessment. In 1993, the company filed a mandamus action to compel the DMV to abide by the administrative decision, as well as a suit for refund. The company prevailed in the mandamus action, but was denied a summary judgment motion in the refund action. The parties appealed both decisions to the California Court of Appeals, which consolidated both appeals. In October 1995, the California Court of Appeals ordered the DMV to repay $4.2 million plus interest to the company. The DMV has filed a petition for re-hearing with the California Court of Appeals. Briefs on the DMV's petition have been filed by both parties.

       In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of the company's unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate the C11-class vessels under foreign flag. On June 29, 1995, the U.S. District Court granted summary judgment in favor of MarAd and the company, which the unions have appealed. While no assurances can be given, management believes the unions' appeal will not be successful.

       Based upon information presently available, and in light of legal and other defenses and insurance coverage and other potential sources of payment available to the company, management does not expect the legal proceedings described, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.


Item 5. OTHER INFORMATION

       On October 13, 1995, John M. Lillie, Chairman of the Board and Chief Executive Officer of the company, resigned. Timothy J. Rhein, President of the company, was elected Chief Executive Officer of the company and Joji Hayashi, President and Chief Executive Officer of American President Lines, Ltd., was elected Chairman of the Board of the company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits required by Item 601 of Regulation S-K

       The following documents are exhibits to this Form 10-Q:

Exhibit
  No.                       Description of Document
_______                     _______________________

3.1    Integrated copy of the amended Certificate of Incorporation.

10.1 First Amendment to the American President Companies, Ltd. Retirement Plan (Second Amendment and Restatement Effective January 1, 1993), effective January 1, 1993.**

10.2 Amendment No. 1 dated September 7, 1995 to the Employment Agreement as amended, between the company and Joji Hayashi.**

27 Financial Data Schedules filed under Article 5 of Regulation S-X for the third quarter ended September 22, 1995.

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

                                              AMERICAN PRESIDENT COMPANIES, LTD.




Dated:  November 1, 1995                         By   /s/    William J. Stuebgen
                                                             William J. Stuebgen
                                                                 Vice President,
                                                                 Controller and
                                                        Chief Accounting Officer