Form 10-K
period 1995-12-29
AMERICAN PRESIDENT COMPANIES LTD
filed 1996-03-14
CIK 725457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                            FORM 10-K
(Mark One)
(x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
     For the fiscal year ended December 29, 1995
                               OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from __________________ to __________________

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

Securities registered pursuant to Section 12 (g) of the Act:
                                None
                            ______________
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )
                            ______________
At March 1, 1996 the number of shares of Common Stock outstanding was 25,696,015. Based solely upon the closing price of the New York Stock Exchange on such date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $533.2 million.

                    Documents Incorporated by Reference

Portions  of  registrant's Proxy Statement for  its  1996  Annual
Meeting  of Stockholders are incorporated by reference into  Part
III hereof.
                            ______________

                         TABLE OF CONTENTS

                                                          Page

                              PART I

Items 1. and 2.  BUSINESS AND PROPERTIES                  3-13
Item 3.        LEGAL PROCEEDINGS                         14-15
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                           15

                              PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS                15
Item 6.        SELECTED FINANCIAL DATA                   15-16
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                   17-28
Item 8.        CONSOLIDATED FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA                      28-52
Item 9.        DISAGREEMENTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                       53

                              PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT                          53
Item 11.       EXECUTIVE COMPENSATION                       54
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                      54
Item 13.       CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                               54

                              PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K                     54-61

               SIGNATURES                                62-63
                             PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

     American President Companies, Ltd. and its subsidiaries (the "company") provide container transportation and related services in the Americas, Asia, the Middle East and Europe, through an intermodal system combining ocean, rail and truck transportation.

      The company's international transportation operations are conducted through American President Lines, Ltd., an ocean common carrier with operations in the Pacific Basin, Europe and Latin America. Another operating unit, American Consolidation Services, Ltd., provides cargo distribution, warehousing and freight consolidation services. Stevedoring and terminal operations on the U.S. West Coast are conducted through Eagle Marine Services, Ltd. American President Business Logistics Services, Ltd. provides logistical consulting and management services. The company's North America transportation operations are conducted through APL Land Transport Services, Inc., which provides intermodal transportation, freight brokerage and over-the-road truck transportation. The company was engaged in real estate operations through Natomas Real Estate Company until 1994, when its remaining real estate holdings were sold.

TRANSPORTATION

International

       The company provides ocean-going containerized cargo transportation services primarily in the trans-Pacific market, as well as in the intra-Asia, Asia-Europe and Asia-Latin America markets. The company offers six scheduled trans-Pacific services per week between key ports in Asia and four U.S. ports and one Canadian port.

     The company provides scheduled service between over 60 ports in the Pacific and Indian Oceans and in the Arabian Gulf. In the intra-Asia market, the company provides service between over 400 Asian cities and commercial centers. The companyOs trans-Pacific services are provided between Asia and over 3,300 cities in North America via eight West Coast ports and three East Coast ports. In addition, service is provided between Asia and Europe to over 2,500 cities in Europe which are served through five northern
European  ports.   Also,  in  the market  between  Asia  and  the
Caribbean, Latin America, Central and South America, over 50 ports and cities are served. The company's ocean transportation business maintains 333 offices and agencies located in 13 countries in North and South America, 26 countries in Asia and the Middle East, 13 countries in Europe, two countries in Africa, and in Australia.

      Since 1991, the company and Orient Overseas Container Line ("OOCL") have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. These agreements permit both companies to offer faster transit times and more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers commenced service under this agreement in
January 1996. The agreement between the company and OOCL is suspended so long as the agreement between the company, OOCL and MOL is in effect.

      The three carriers and Nedlloyd Lines B.V. ("NLL") are also parties to a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-Latin America trade for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

      Additionally, the four carriers and Malaysian International Shipping Corporation BHD ("MISC") have an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001, with early termination rights upon six months notice to the other parties beginning January 1, 1998. The carriers commenced service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

     The Asia-U.S. West Coast, Asia-Latin America and Asia-Europe alliance agreements are all currently scheduled to be fully operational by the end of the first quarter of 1996.

      In  1994, the company and Transportacion Maritima  Mexicana
("TMM"), a Mexican transportation company, entered into an agreement enabling them to reciprocally charter vessel space for a period of three years between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. This agreement was terminated in September 1995, and the company and TMM have entered into a memorandum of understanding with respect to negotiation of a new three-year agreement for reciprocal charters of lesser amounts of vessel space beginning in March or April 1996 and a possible joint service. However, no assurances can be given as to whether those negotiations will be successful. The company and TMM have agreed to continue to exchange vessel space pending finalization of a new agreement.

      In October 1995, the company and Matson Navigation Company, Inc. ("Matson") signed an agreement for a 10-year alliance, which commenced in February 1996. Pursuant to the terms of this alliance, the company sold Matson six of its ships (three C9-
class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are being used in the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the vessels' eastbound capacity.

      The following tables show the company's line haul capacity provided to and available from alliance partners (OOCL, MOL, Nedlloyd, MISC, TMM and Matson) under the company's alliance agreements for 1995 and as estimated for 1996, in thousands of twenty-foot equivalent units ("TEUs"):

Capacity provided by the company
  to the alliances:                                1995    1996(1)(2)
Trans-Pacific
  Eastbound                                       472.7   615.1
  Westbound                                       345.1   371.6

Capacity available to the company
  from the alliances:                              1995    1996(1)(2)
Trans-Pacific
  Eastbound                                       491.4   521.8
  Westbound                                       352.8   311.0

Asia-Europe
  Eastbound                                        21.4    42.8
  Westbound                                        30.4    53.5

Asia-Latin America
  Eastbound                                        16.1    27.9
  Westbound                                         9.5    19.8

(1)Capacity  for  1996  is  based upon the current  schedule  for delivery  and  deployment  of newly  constructed  vessels  and
   implementation   of   the  alliances  and  assumes   currently
   allocated vessel space which is subject to adjustment.

(2)Excludes TMM, pending finalization of a new agreement.

      Under the alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space available to that partner, at specified vessel costs per TEU per day. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $45 million in 1995, and currently is estimated to be $32 million in 1996. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the commitment of the alliance partners, including the company, for these services cannot be determined at this time.

       International container transportation operations are seasonal and subject to economic cycles and the growth of local economies in the markets served, fluctuations in the relative values of the U.S. dollar and various foreign currencies and resulting changes in demand for transportation of import and export products. The second and third quarters of each year generally have been the company's strongest in terms of volume, primarily due to the export of seasonal refrigerated goods from the U.S. in both of these quarters and increased imports of consumer goods to the U.S. in the third quarter for the Christmas buying season.

      The following table sets forth the amount and source of the company's ocean shipping revenues for the past five years, in millions of dollars.


                       1995      1994     1993     1992    1991
U.S. Import (1)       $ 843     $ 896    $ 880    $ 829   $ 775
U.S. Export (1)         560       494      498      500     498
Intra-Asia (2)          369       352      329      296     280
Asia-Europe              49
Desert Storm                                                103
     Total            $1,821    $1,742   $1,707   $1,625  $1,656

(1)  Includes Asia-Latin America revenues in 1995.
(2) Includes Desert Storm revenues in 1991, which were not segregated from normal operations in this market.

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

      The Asia-Europe trade is similar in cargo mix to the trades between North America and Asia. Shipments from Asia to Northern Europe include higher value goods such as electronic goods. Trade from Europe to Asia includes many lower value, semi-processed and raw materials, as well as carpet and floor coverings and chemicals.

     Exports from Asia to Latin America and the Caribbean include consumer products, auto parts, motorcycles and other high value goods. Cargoes moving from Latin America to Asia include raw materials such as coffee and cocoa, resins, chemicals, and processed goods including foods and beverages.

      The single largest customer of the company's international transportation operations is the U.S. government, which ships military and other cargo and accounted for approximately 2%, 3% and 3% of consolidated revenues in 1995, 1994 and 1993, respectively. Historically, the company has bid competitively for contracts to transport military and other cargo for the U.S. government. In recent years, the U.S. military has been closing bases and reducing the number of U.S. military personnel overseas. The extent to which future U.S. military base closures and rollback of personnel may impact shipments of U.S. military cargo by the company cannot be estimated.

      In 1991, the company transported military cargo related to Operation Desert Storm. Export shipments of Desert Storm cargo began in the fourth quarter of 1990 and continued through the first quarter of 1991 during the build-up of U.S. military equipment and supplies. The company also returned military equipment from this region to the U.S. during the second and third quarters of 1991. In addition to military freight revenues, the company collected detention charges from the U.S. government for containers transported for Operation Desert Storm and held beyond an allowed time, which contributed $10 million, $6 million and $41 million to operating income in 1994, 1993 and 1992, respectively. All detention claims were settled during 1994.

      The following table shows the company's total international transportation volumes in forty-foot equivalent units ("FEU") for the past five years:

                     Year           Volumes
                     1995           570,000
                     1994           558,000
                     1993           543,000
                     1992           501,000
                     1991           513,000

      The company is a participant in freight conferences, which are groups of carriers that may jointly establish common tariffs and common rate levels in certain markets. Conferences in trades from and to the U.S. are exempt from U.S. anti-trust laws under the Shipping Act of 1984 (the "Shipping Act"). Conferences have historically been effective in establishing and maintaining a stable rate environment for their members. Recently, however, carriers which are members of freight conferences, including the company, have been losing market share to carriers which are not members of the conferences. The company's share of the trans-Pacific market was approximately 8%, 9% and 11% in 1995, 1994 and 1993, respectively. Non-conference carriers have been increasing their capacity, improving their services and charging rates for transporting cargo at increasingly lower levels than conference carriers. In the fourth quarter of 1995, independent pricing actions which reduced shipping rates were taken by conference carriers, including the company, as a means to recapture market share in the U.S. import market. These actions have resulted in rate instability in this market. The company is unable to predict the extent to which this rate instability will continue or its magnitude; however, such instability could have a material adverse impact on carriers in the U.S. import market, including the company.

      Since 1989, the company and 13 other shipping companies, representing approximately 83% of total trans-Pacific U.S. import capacity, have been parties to the Trans-Pacific Stabilization Agreement. Among other things, the agreement limits import capacity of participating companies by amounts mutually determined from time to time in an attempt to improve the balance of supply and demand in the U.S. import market. The agreement may be terminated upon the unanimous written consent of the companies. The company's ability to be a party to this agreement is based upon the Shipping Act.

     During 1995, legislation was introduced in the U.S. House of Representatives that would have substantially modified the Shipping Act, which, in its present form, among other things, provides the company with certain immunity from anti-trust laws and requires the company and other carriers in the U.S. foreign commerce to file tariffs. Changes proposed in the legislation as originally drafted, if enacted, would have eliminated government tariff filing and enforcement, allowed confidential and independent contracts between shippers and ocean carriers and strengthened provisions that prohibit predatory activities by foreign carriers. While the legislation was not enacted, it would not have affected the anti-trust immunity provided by the Shipping Act.

      The company is unable to predict whether this or other proposed legislation will be introduced in 1996 or enacted or whether, if enacted, it will contain terms similar to those originally proposed. Depending on its terms, enactment of such legislation modifying the Shipping Act could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

      The following table shows the company's utilization of its containership capacity during the past five years, which for 1991 includes the effects of shipments related to Operation Desert
Storm:

                                 1995  1994    1993  1992   1991
U.S. Import                       80%   89%     89%   89%    93%
U.S. Export                       93%   94%     92%   90%    95%

      The company provides cargo distribution and warehousing services in the U.S. and freight consolidation services in Asia, the Middle East, Europe, Mexico and Africa through its subsidiary, American Consolidation Services, Ltd. ("ACS"). ACS also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in the intra-Asia market and from Asia to Europe and Australia. Freight consolidators combine various shipments from multiple vendors into a single container load for delivery to a single destination. The company also serves shippers of less-than-containerload cargoes by combining their shipments with others bound for the same or proximate geographic locations.

      The company has port terminal facilities in Oakland and Los Angeles, California, Seattle, Washington and Dutch Harbor, Alaska and major inland terminal facilities at Chicago, Illinois, Atlanta, Georgia and South Kearny, New Jersey. Each port terminal facility is operated under a long-term use agreement providing for preferential, although non-exclusive, use of the facility by the company. The company also operates major port terminal facilities in Asia under long-term lease agreements in Kobe and Yokohama, Japan and Kaohsiung, Taiwan.

      The company incurred incremental operating expenses and a loss of ocean freight revenues during the first half of 1995 resulting from the earthquake in Kobe, Japan, in January 1995, in which the ocean terminal leased by the company was extensively damaged. The company expects substantially all of these expenses and lost revenues to be recovered through its business interruption insurance and is in the process of finalizing its claim. Management has recorded its best estimate of the recovery. The company and OOCL have resumed service to Kobe and have adjusted their shared trans-Pacific schedule to and from Japan.

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

      In March 1995, the company and a Philippine terminal developer and operator entered into a letter of intent with an agency of the Republic of Pakistan regarding the possible construction and operation of a container terminal at the Port of Karachi. The parties are negotiating the terms for the implementation of the project. In January 1996, the company, together with a major U.S. engineering and construction firm and MOL and NLL, entered into a memorandum of understanding with an agency of the Republic of Indonesia to cooperate in exploring the feasibility of developing an international container terminal to be located in Kabil, Batam Island, Indonesia, for operations by the company and its partners under a long-term concession. The company is unable to predict whether negotiations on the Port of Karachi project will be successful or such project will be completed, or whether the proposed Batam project is feasible or will be completed.

      In addition to performing stevedoring and terminal services for the company's own operations, Eagle Marine Services, Ltd., a subsidiary of the company, provides these services to third parties at the company's U.S. port facilities.

      On December 29, 1995, the company operated 19 U.S.-flag containerships and five foreign-flag containerships. Of the U.S.- flag containerships, six were chartered under operating lease
agreements  and  the  remainder were owned by  the  company.   In
addition, the company owned three U.S.-flag vessels that were chartered to another carrier. The following table sets forth the vessels deployed by the company in its trans-Pacific and intra-Asia services at December 29, 1995:

                                                      Maximum
Type of      Number of   Date Placed     Capacity   Service Speed
Vessel       Vessels     in Service     (in TEUs)
(in knots)
     C-11       5          1995           4,800          24.6
     C-10       5          1988           4,300          24.0
     C-9*       3          1982-1983      2,900          23.5
     L-9        4          1987           2,800          21.0
     J-9        2          1984           2,700          22.5
     C-8*       4          1979 & 1986    2,000          22.0
Pacesetter      1          1973           1,400          23.5

* In December 1995, one C-8 was sold to Matson and chartered back through the end of 1995. In January 1996, the three C-9s and two C-8s were sold to Matson.

      The company has the authority from the United States Maritime Administration ("MarAd") to operate up to 28 foreign-flag-feeder vessels in its intra-Asia service. At December 29, 1995, the company operated 21 such vessels, which are leased by it for terms of up to three years.

     The company took delivery of and made final payments on five C11-class vessels in 1995 and one C11-class vessel in 1996, built pursuant to construction contracts with Howaldtswerke-Deutsche Werft AG, of Germany and Daewoo Shipbuilding and Heavy Machinery, Ltd. of Korea. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996.

      OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11-class vessels. Four of OOCLOs vessels have been delivered, and the final two vessels are scheduled to be delivered in March 1996. The company and OOCL have agreed to operate six and five of their C11-class vessels, respectively, under their Asia-U.S. West Coast alliance agreement with MOL. The deployment of the 11 new C11-class vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market in the foreseeable future but believes that, because a number of other competing ocean carriers are also constructing significant numbers of new vessels, growth in capacity in that market will be significantly greater than growth in demand. No assurances can be given with respect to anticipated growth in demand, utilization of the company's increased capacity or the potential negative impact of the increased capacity on rates or the company's market share. Such growth and utilization will depend upon demand for U.S. import and U.S. export cargo in this market, economic conditions in the U.S. and other Pacific Basin countries, the effects of implementation of the company's alliances, and whether and when additional new vessels are delivered to competing carriers, among other factors. Additionally, modification of the Shipping Act, which is under consideration as referred to above, could have a material adverse impact on the company's rates and volumes.

      In September 1995, the company sold its construction contract for three K10-class vessels, which it had entered into in 1993, and recognized a pre-tax gain of $1.6 million. In conjunction with the sale, the company, MOL, OOCL and NLL formed a joint venture company, in which their respective shares are each 25%, and agreed to charter back these vessels, when delivered, for seven years for use in the Asia-Europe trade. Prior to the sale of the construction contract, the company made progress payments of $30 million for these vessels, including payments of $12 million in 1995, for which it received reimbursement.

      At December 29, 1995, the company operated 129,200 dry containers consisting of 20-, 40-, 45-, 48-, and 53-foot containers, 43,700 of which were owned and 85,500 leased under operating lease agreements. At that date, the company also operated 8,900 refrigerated containers, 3,700 of which were owned and 5,200 leased under operating leases. In addition, the company operated 54,500 chassis for the carriage of containers, 35,100 of which were owned and 19,400 leased under capital and operating leases.

North America

      The company provides intermodal transportation and freight brokerage services to North American and international shippers, as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of contracted rail and truck transportation, the primary element of which is a train system utilizing double-stack rail cars.

      The company's double-stack train system principally serves the North American long-haul truck and piggyback rail freight markets, and the international (export-import) intermodal market, through more than 30 U.S., Canadian and Mexican inland terminal facilities. The company has agreements with certain railroads under which those railroads serve as the company's rail carriers, providing locomotive power, rail cars, trackage, terminal services and labor to transport the company's containers on individual double-stack rail cars and on dedicated unit trains.

      The following table shows the company's total North America stacktrain volumes (in FEUs):
                    Year                Volumes
                    1995                599,000
                    1994                594,000
                    1993                538,000
                    1992                508,000
                    1991                509,000

      A stacktrain comprises up to 28 double-stack rail cars and has a capacity of up to 280 FEUs. At December 29, 1995, the company controlled 390 such rail cars, 220 of which were owned and 170 of which were leased. In addition, as part of agreements with certain railroads, the company utilizes additional rail cars owned or leased and operated by the railroads. The company controlled 930 and 1,100 double-stack rail cars in 1994 and 1993, respectively. The significant reduction in the number of rail cars under direct company control in 1995 was made pursuant to the companyOs agreement with the railroads.

Information Systems

      The company manages its fleet of containers and chassis using its computer systems and specialized software, linked through a telecommunications network with the company's ships and offices. The company's cargo and container management system processes cargo bookings, generates bills of lading, expedites U.S. customs clearance and facilitates the management of rail cars, containers and other equipment. The company has also developed computer systems designed to optimize the loading of containers onto ships and to facilitate the planning of ship, rail and truck moves. The company's communications system permits its customers to access information regarding the location and status of their cargo via touch-tone telephone, personal computer or computer-facsimile link.

Real Estate

     In 1994, the company sold its remaining 86 acres of land.

COMPETITION AND REGULATION

International Transportation

      The company is a U.S.-flag and foreign-flag carrier. It faces vigorous competition, principally on the basis of price and service, on all of its trade routes from approximately 19 major U.S.-flag and foreign-flag operators, some of which are owned by foreign governments. Foreign-flag competitors generally have cost and operating advantages over U.S.-flag carriers. The timing of increases in capacity in the ocean transportation industry can result in imbalances in industry-wide supply and demand, which causes volatility in rates.

      The carriage of U.S. military cargo is reserved for U.S.- flag shipping companies, and this trade is also subject to vigorous competition among such carriers. The carriage of this cargo is awarded in accordance with competitive bidding procedures under which the low bidder wins the right to carry a substantial portion of such cargo for a period of up to 12 months. The process by which military cargo is awarded to shippers is in the process of being revised. Under a new proposed program, the company would share equally in military cargo volumes with one competitor. No assurances can be given that this program will become effective.

      In July 1995, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act, which, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs. The legislation, which was not enacted in 1995, would have been phased in during 1997 and 1998 and would have eliminated government tariff filing and enforcement, allowed confidential and independent contracts between shippers and ocean carriers and strengthened provisions that prohibit predatory activities by foreign carriers. The company is unable to predict whether this or other proposed legislation will be introduced in 1996 or enacted or, whether, if enacted, it will contain terms similar to those proposed. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

      A substantial portion of the company's transportation operations is subject to regulation by agencies of the U.S. government that have jurisdiction over shipping practices, maintenance and safety standards and other matters. The company's wholly-owned subsidiary, American President Lines, Ltd. ("APL") and MarAd are parties to a 20-year Operating-Differential Subsidy Agreement ("ODS Agreement") expiring December 31, 1997. This agreement provides for payments by the U.S. government to partially compensate APL for the greater expense of operating vessels under U.S. rather than foreign registry. Under APL's ODS Agreement, APL must be controlled by U.S. citizens and its vessels must be registered and built in the U.S. (except as noted below) and manned by U.S. crews. Under its ODS Agreement, APL also is required, among other things, to operate vessels on designated trade routes in the foreign commerce of the U.S. and to replace the capacity of its existing vessels as they reach the end of their statutory lives (generally 25 years) if construction differential subsidy, provided by the U.S. government, is made available. This subsidy has not been made available since 1981. In addition, APL is required to serve such trade routes within designated minimum and maximum numbers of annual sailings, and, except for over-age vessels, APL may not, without prior government approval, remove any of its vessels from operation under its ODS agreement.

     Since 1981, Congress has twice passed legislation permitting U.S.-flag carriers to acquire a limited number of foreign-built vessels and thereafter to operate such vessels under existing subsidy agreements under U.S. flag. Under such laws, APL had five C10-class vessels constructed in Germany which are currently operated under this legislation.

     In June 1993, MarAd awarded APL contracts to manage 12 Ready
Reserve Force vessels for a period of five years. APL receives a per diem fee based upon the operating status of each vessel.

      In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's proposal included a 10-year subsidy program with up to $100 million in annual payments to be requested and appropriated on a year-to-year basis. Congress has appropriated $46 million for fiscal 1996, or $2.3 million per vessel. This compares with subsidy of approximately $3.1 million per vessel under ODS. Maritime support legislation incorporating the Administration's program has recently passed the U.S. House of Representatives and is currently awaiting consideration before the U.S. Senate, but has not yet been approved. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

      While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, delivered to the company in 1995 and January 1996, and to transfer to foreign flag seven additional U.S.-flag containerships in its trans-Pacific fleet. In 1994, MarAd issued a waiver to allow the company to operate its six C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

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

North America Transportation

     The company's stacktrain operations compete with eight trans-Pacific containership companies and three West Coast railroads offering double-stack train service. In addition, the company's stacktrain operations, together with its contracted trucking services, compete with long-haul trucking companies for truckload
shipments.   The  company's  brokerage  operations  compete   for
available  business with over 150 shippers' agents.   Competition
among shippers' agents is based principally on the types and timeliness of services provided.

EMPLOYEES

      At  December  29,  1995, the company and  its  subsidiaries employed 464 seagoing and 4,710 shoreside personnel. The seagoing personnel and 274 of the shoreside personnel were employed under collective bargaining agreements with several unions. Certain of the company's collective bargaining agreements covering seagoing and shoreside unions in the U.S. expire in June and July 1996. The company currently expects that new agreements will be negotiated with the respective unions prior to the expiration of the current contracts, although no assurances can be given to that effect. Failure to reach agreement with a union on an acceptable labor contract could result in a strike or other labor difficulties, which could have a material adverse effect on the company's operating results.

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

      Among these actions are approximately 2,290 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships.

      The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims and resolutions of
claims  against  bankrupt  shipping  companies  at  higher   than
expected amounts could result in additional contributions to those associations by the company and other association members.

      In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. Evidentiary hearings have been concluded and an initial decision by the FMC administrative law judge is expected in June 1996.

      In  April  1994, a lawsuit, Hockert Pressman & Flohr  Money
Purchase Plan, et. al. vs. American President Companies, Ltd., et. al., was filed against the company and certain of its officers in United States District Court for the Northern
District of California. The suit alleged that the company and certain officers made false and misleading statements about the company's operating and financial performance in violation of federal securities laws, and sought unspecified damages on behalf of a purported class of stockholders who purchased shares of the company's common stock during the period October 7, 1993 through March 30, 1994. The action was voluntarily dismissed without prejudice to the purported class and without payment of consideration, and the dismissal was approved by the Court on November 22, 1995.

     In October 1991, the California Department of Motor Vehicles (the "DMV") assessed the company approximately $4.2 million in additional chassis registration fees. The company was required to pay the assessment and, in 1993, filed a mandamus action, as well as a suit for refund. The company prevailed in the mandamus action, but was denied a summary judgment motion in the refund action. The parties appealed both decisions to the California Court of Appeals. In October 1995, the California Court of Appeals ordered the DMV to repay $4.2 million plus interest to the company, and payment has been received.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the company's security holders during the fourth quarter of 1995.


                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

      The company's Common Stock is listed on the New York and Pacific Stock Exchanges using the symbol APS. The reported high and low closing sales prices per share of the company's Common Stock and cash dividends declared for the preceding eight fiscal quarters are set forth in Note 13 to the consolidated financial statements, Part II, Item 8, on page 51 and are incorporated herein by reference.

      On March 1, 1996, the company had 3,409 common stockholders of record.


ITEM 6.   SELECTED FINANCIAL DATA

      The following selected financial data for the ten years ending December 29, 1995 are derived from the consolidated financial statements of the company, which have been examined and reported upon by the company's independent public accountants as set forth in their report included elsewhere herein. This information should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts) 1995    1994   1993    1992   1991
Results of Operations (1)
Revenues
 Transportation
  International                               $2,133  $2,017 $1,930  $1,878 $1,791
  North America                                  763     761    660     632    645
 Real Estate                                              16     16       6     17
 Total Revenues                                2,896   2,794  2,606   2,516  2,453
Operating Income (Loss)
 Transportation                                   68     114    123     137    131
 Real Estate                                               9     10       3     12
 Total Operating Income (Loss)                    68     123    133     140    143
Income (Loss) Before Taxes                        53     110    131     122    107
Income (Loss) Before Cumulative Effect
  of Accounting Changes                           30      74     80      78     66
Net Income (Loss)                                 30      74     80      56     56
Earnings (Loss) Per Common Share, Fully Diluted Before
  Cumulative Effect of Accounting Changes (2)   0.99    2.30   2.50    2.34   1.85
Earnings (Loss) Per Common Share,
  Fully Diluted (2)                             0.99    2.30   2.50    1.69   1.56
Cash Dividends Per Common Share (2)             0.40    0.40   0.30    0.30   0.30
Financial Position
Cash, Cash Equivalents
  & Short-Term Investments                    $  136  $  255 $   84  $  132   $179
Working Capital                                   65     206     51    (16)    159
Total Assets                                   1,879   1,664  1,454   1,436  1,541
Net Capital Expenditures                         456     128    156      66     20
Long-Term Debt                                   686     373    250     222    251
Capital Lease Obligations                          1      13     17      20    193
Redeemable Preferred Stock                                75     75      75     75
Stockholders' Equity                             469     541    475     397    426
Capital                                        1,168   1,007    822     829    955
Book Value Per Common Share (2)                18.28   19.82  17.72   15.25  14.48
Financial Ratios
Return on Equity (3)                             5.6%  12.7%   15.7%  11.6%   10.7%
Cash Flow to Average Total Debt (4)             30.1%  53.3%   53.7%  43.4%   44.0%
Return on Average Assets                         1.7%   4.8%    5.5%   3.8%    3.5%
Total Debt to Equity (3)                       149.0%  63.4%   49.4%  75.5%   90.4%
Total Debt to Capital (3)                       59.8%  38.8%   33.0%  43.0%   47.5%
Current Ratio                                    1.1     1.5    1.1     1.0    1.5

TEN-YEAR FINANCIAL REVIEW
(Dollars in millions, except per share amounts) 1990    1989   1988    1987   1986
Results of Operations (1)
Revenues
 Transportation
  International                               $1,590  $1,579 $1,436  $1,271 $  945
  North America                                  669     637    650     540    469
 Real Estate                                      15      21     45      14     26
 Total Revenues                                2,274   2,237  2,131   1,825  1,440
Operating Income (Loss)
 Transportation                                 (64)      51    129     162     50
 Real Estate                                       8       9     33       7     13
 Total Operating Income (Loss)                  (56)      60    162     169     63
Income (Loss) Before Taxes                      (93)      22    136     149     41
Income (Loss) Before Cumulative Effect
  of Accounting Changes                         (62)      13     81      79     18
Net Income (Loss)                               (62)    (16)     81      79     18
Earnings (Loss) Per Common Share, Fully Diluted Before
  Cumulative Effect of Accounting Changes (2) (1.78)    0.16   1.63    1.62   0.35
Earnings (Loss) Per Common Share,
  Fully Diluted (2)                           (1.78)  (0.57)   1.63    1.62   0.35
Cash Dividends Per Common Share (2)             0.30   0.29    0.25    0.25   0.25
Financial Position
Cash, Cash Equivalents
  & Short-Term Investments                    $  118  $  127 $  186  $  287   $276
Working Capital                                  112     128    178     261    237
Total Assets                                   1,608   1,683  1,711   1,599  1,343
Net Capital Expenditures                          39     111    379     155     75
Long-Term Debt                                   279     303    317     138    151
Capital Lease Obligations                        202     208    224     234    244
Redeemable Preferred Stock                        75      75     75
Stockholders' Equity                             459     567    617     705    641
Capital                                        1,022   1,169  1,254   1,089  1,049
Book Value Per Common Share (2)                12.44   14.18  15.26   14.44  12.98
Financial Ratios
Return on Equity (3)                           (10.5%) (2.4%)  11.6%  11.8%    3.0%
Cash Flow to Average Total Debt (4)             21.0%  20.3%   38.6%  50.9%   36.0%
Return on Average Assets                        (3.7%) (1.0%)   4.9%   5.4%    1.5%
Total Debt to Equity (3)                        91.3%  82.2%   81.2%  54.5%   63.8%
Total Debt to Capital (3)                       47.7%  45.1%   44.8%  35.3%   38.9%
Current Ratio                                    1.3     1.4    1.6     2.0    2.0

 (1)     The company's fiscal year ends on the last Friday
   in  December. All years presented above were 52  weeks,
   except for 1993 and 1988 which were 53-week years.
(2)Earnings  Per Common Share, Cash Dividends  Per  Common
   Share  and  Book  Value  Per  Common  Share  have  been
   computed  for all periods retroactively reflecting  the
   effect  of  a 3-for-2 stock split effected on  May  30,
   1985,  and  a 2-for-1 stock split effected on  December
   31,  1993.  Earnings Per Common Share also reflect  the
   1995  conversion of the Redeemable Preferred Stock into
   4.0  million shares of Common Stock and the  repurchase
   of  6.0 million, 3.7 million, 7.8 million, 2.9 million,
   1.0  million  and 8.8 million shares of  the  company's
   common  stock during 1995, 1992, 1991, 1990,  1989  and
   1988,  respectively, on a post-split basis.   In  1989,
   2.0  million shares of the company's Series B Preferred
   Stock were converted into common stock.
(3)Redeemable  Preferred Stock, which was  converted  into
   Common  Stock  in 1995, is included in Equity  for  the
   purpose of calculating these ratios.
(4)Cash   Flow   represents  Cash  Flows  from   Operating
   Activities.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions)                    1995   Change     1994    Change      1993
Revenues
 International Transportation $ 2,133    6%     $ 2,017      4%     $ 1,930
 North America Transportation     763    0%         761     15%         660
 Real Estate                          (100%)         16      1%          16
Operating Income               $   68  (44%)     $  123     (7%)    $   133
Pretax Income                  $   53  (52%)     $  110    (15%)    $   131

      In 1995, the company recorded a pretax restructuring charge of $48 million related to the accelerated completion of its reengineering program and other organizational changes. Operating income for 1995 was $105 million, excluding the restructuring charge, $6 million in gains from vessel sales and $5 million in liquidated damages from delayed vessel deliveries. This compares with operating income of $98 million in 1994, excluding $10 million related to the collection of Desert Storm detention charges, $9 million in gains from the sale of the company's remaining real estate holdings and $6 million in gains from crane and container sales. In 1993, operating income was $107 million, excluding $6 million of Desert Storm detention collections, $11 million in gains from real estate sales and $9 million in gains from the sales of vessels and containers.

      In 1995, the company's earnings were impacted by a decline in volumes in the company's U.S. import market, which resulted from continuing competitive pressure and a significant reduction in demand for U.S. imports compared with 1994. This decline was offset by growth in volumes in the companyOs U.S. export market and an improvement in average revenue per forty-foot equivalent unit ("FEU") in the company's U.S. import, U.S. export and intra-Asia markets, and lower land transportation costs per FEU in 1995 compared with 1994.

      In  1994,  the company benefited from improvements  in  its
North America stacktrain volumes and increased volumes of the company's U.S. import and intra-Asia cargo, all as compared with 1993. Additionally, the company's 1993 income and volumes were positively impacted by the 1993 fiscal year having 53 weeks, compared with 52 weeks in 1994 and 1995. These improvements were partially offset by higher transportation operating expenses per FEU in 1994 compared with 1993, primarily due to higher stevedoring and fuel costs and an unfavorable currency exchange rate in Japan.

INTERNATIONAL TRANSPORTATION (1) 1995 Change 1994 Change 1993 (Volumes in thousands of FEUs)
Import
 Volumes                         200.8 (8%)    217.8  2%    214.3
 Average Revenue per FEU        $4,198   2%   $4,112  0%   $4,107
Export
 Volumes                         169.2   9%    155.5  0%    155.5
 Average Revenue per FEU        $3,310   4%   $3,174(1%)   $3,200
Intra-Asia
 Volumes                         179.7 (3%)    184.6  6%    173.3
 Average Revenue per FEU        $2,054   8%   $1,909  1%   $1,899
Asia-Europe
 Volumes                          19.9
 Average Revenue per FEU        $2,467
 (1) Volumes and average revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

      The company's U.S. import volumes declined in 1995 compared with last year due to increased competitive pressure from non-conference carriers and lower demand in this market. Volumes of the company's U.S. export cargo increased in 1995 compared with 1994, primarily due to increased shipments of commercial dry and refrigerated cargo. Partially offsetting the increase in U.S. export volume was a 33% decrease in the company's military volumes in this market. The company carried approximately 75% of the military cargo in the Pacific from January to June 1994, and approximately 25% for the remainder of 1994 and throughout 1995. The overall amount of military cargo has declined in recent years, which has also contributed to the decline in military cargo volumes carried by the company. The company's intra-Asia volumes declined in 1995 compared with 1994 because of fewer shipments to and from Kobe, Japan as a result of the earthquake in January 1995, poor cotton harvests in India and Pakistan, and efforts by the company to reduce its shipments of lower-margin cargo in this market. Volumes of refrigerated cargo carried by the company in its intra-Asia market increased, which partially offset the decline in commercial dry cargo.

      Asia-Europe service by the company began in March 1995 with shipments to Denmark, the United Kingdom and the Netherlands primarily from Hong Kong, the People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in April 1995.

     The company's U.S. import volumes increased in 1994 compared with 1993 primarily due to service enhancements in the People's Republic of China that resulted in higher volumes from that country, and higher volumes of refrigerated and military cargo. Volumes of U.S. export cargo were unchanged in 1994 from 1993. Volumes of refrigerated cargo in the company's U.S. export market improved, but were offset by a decline in military dry volumes. Intra-Asia volumes in 1994 increased compared with 1993 as a result of the company's expanded service to and from China and the growing economies in Southeast and West Asia and the Middle East. Additionally, volumes of refrigerated cargo in this market grew substantially from 1993 to 1994.

      Utilization of the company's containership capacity in 1995 was 80% and 93% for import and export shipments, respectively, compared with 89% and 94% in 1994, and 89% and 92% in 1993. Changes in utilization rates in 1995 as compared to 1994 are related to changes in volumes carried by the company in these markets due to competitive and market factors. Import capacity was increased in 1994 by additional vessel space purchased by the company from Orient Overseas Container Line ("OOCL"), a Hong Kong shipping company.

      Average revenue per FEU for the company's U.S. import shipments increased in 1995 compared with 1994 primarily due to a general rate increase established by conference carriers that became effective May 1, 1995, and currency adjustments in Japan and Singapore. In late 1995, the company initiated pricing actions for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in its U.S. import market. Subsequently, competitors and the company have lowered rates, and considerable rate instability in the U.S. import market continues to exist. The company cannot predict whether additional pricing actions may be taken by the company or its competitors. Destabilization of rates, if extensive, could have a material adverse impact on carriers, including the company.

      Average revenue per FEU in the company's U.S. export market increased in 1995 from last year due to rate increases and an increase in the proportion of higher-rated refrigerated cargo carried by the company. Average revenue per FEU in the company's intra-Asia market increased in 1995 compared with 1994, attributable to a general rate increase and an increase in the proportion of higher-rated refrigerated cargo carried by the company.

      Average revenue per FEU for the company's U.S. import shipments was relatively unchanged in 1994 compared with 1993, reflecting competitive pressures. In 1994, average revenue per FEU in the company's U.S. export market was lower than 1993 due to reduced rates in the first half of the year resulting from weak market conditions and increased competition. Average revenue per FEU in the company's intra-Asia market increased slightly in 1994 compared with 1993, primarily attributable to an increase in higher-rated refrigerated cargo, partially offset by competitive rate pressures in this market.

      Other international transportation revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $319 million, $281 million and $254 million in 1995, 1994 and 1993, respectively. Included in the amounts for 1994 and 1993 were collections of Desert Storm detention charges of $10 million and $6 million, respectively. The increase in other transportation revenues in 1995 compared with 1994 resulted from increased cargo handling revenues in Asia and increased charter hire revenues. In addition, freight consolidation and logistics services revenues increased due to higher volumes. The increase in other international transportation revenues in 1994 compared with 1993 was primarily due to increases in Asia cargo handling related to the OOCL and Transportacion Maritima Mexicana ("TMM") alliance agreements and an increase in feeder services in Asia provided to other carriers.

      The company incurred incremental operating expenses and a loss of ocean freight revenues during the first half of 1995 resulting from the earthquake in Kobe, Japan, in January 1995, in which the ocean terminal leased by the company was extensively damaged. The company expects substantially all of these expenses and lost revenues to be recovered through its business interruption insurance and is in the process of finalizing its claim. Management has recorded its best estimate of the recovery. The company and OOCL have resumed service to Kobe and have adjusted their shared trans-Pacific schedule to and from Japan.

      In October 1995, Lykes Steamship Company, Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. At present, the company charters its four L9-class vessels from Lykes under charters that expire in early 1996. The L9-class vessels are used in the company's West Asia/Middle East service. In addition, the company charters to Lykes three of its Pacesetter vessels under charters that also expire in early 1996. The potential consequences of Lykes' petition on the company's operations and financial condition, and possible steps the company may take to mitigate any resulting adverse effects, are being evaluated by management. The company is currently unable to predict the extent of such consequences.

      Since 1991, the company and OOCL have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. These agreements permit both companies to offer faster transit times and more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. In September 1994, the company, Mitsui OSK Lines, Ltd. ("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers commenced service under this agreement in January 1996. The agreement between the company and OOCL is suspended so long as the agreement between the company, OOCL and MOL is in effect.

      The three carriers and Nedlloyd Lines B.V. ("NLL") are also parties to a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-Latin America trade for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

      Additionally, the four carriers and Malaysian International Shipping Corporation BHD have an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001, with early termination rights upon six months notice to the other parties beginning January 1, 1998. The carriers commenced service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

      Under the alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space available to that partner, at specified vessel costs per TEU per day. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $45 million in 1995, and is currently estimated to be $32 million in 1996. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the commitment of the alliance partners, including the company, for these services cannot be determined at this time.

      In 1994, the company and TMM entered into an agreement enabling them to reciprocally charter vessel space for a period of three years between major Asian ports and certain ports on the Pacific Coast of the U.S. and Mexico. This agreement was terminated in September 1995, and the company and TMM have entered into a memorandum of understanding with respect to the negotiation of a new three-year agreement for reciprocal charters of lesser amounts of vessel space beginning in March or April 1996 and a possible joint service. However, no assurances can be given as to whether those negotiations will be successful. The company and TMM have agreed to continue to exchange vessel space pending finalization of a new agreement.

      In October 1995, the company and Matson Navigation Company, Inc. ("Matson") signed an agreement for a 10-year alliance, which commenced in February 1996. Pursuant to the terms of this alliance, the company sold Matson six of its ships (three C9-
class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995 and resulted in a gain of $2 million. The remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are being used in the alliance. The net gain on the sale of the four vessels used in the alliance and the assets in Guam, after deducting costs associated with the agreement, is estimated to be $6 million, and will be deferred and amortized over the 10-year term of the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the vessels' eastbound capacity. The gain on the sale of the fifth vessel was $2 million.

      The company is party to an Operating-Differential Subsidy ("ODS") agreement with the U.S. government, expiring on December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under U.S. registry. ODS payments to the company were approximately $62 million, $61 million and $65 million in 1995, 1994 and 1993, respectively. The company expects ODS payments in 1996 to be between $30 million and $35 million as a result of its sale of six vessels to Matson.

      In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's proposal included a 10-year subsidy program with up to $100 million in annual payments to be requested and appropriated on a year-to-year basis. Congress has appropriated $46 million in fiscal 1996, or $2.3 million per vessel. This compares with subsidy of approximately $3.1 million per vessel under ODS. Maritime support legislation incorporating the Administration's program has recently passed the U.S. House of Representatives and is currently awaiting consideration before the U.S. Senate, but has not yet been approved. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

      While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July
1993, the company filed applications with the United States Maritime Administration ("MarAd") to operate under foreign flag its six C11-class containerships, delivered to the company in 1995 and January 1996, and to transfer to foreign flag seven additional U.S.-flag containerships in its trans-Pacific fleet. In 1994, MarAd issued a waiver to allow the company to operate its six C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether, or when, the authority will be granted.

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

      In July 1995, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act, which, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs. The legislation, which was not enacted in 1995, would have been phased in during 1997 and 1998 and would have eliminated government tariff filing and enforcement, allowed confidential and independent contracts between shippers and ocean carriers and strengthened provisions that prohibit predatory activities by foreign carriers. The company is unable to predict whether this or other proposed legislation will be introduced in 1996 or enacted or, whether, if enacted, it will contain terms similar to those proposed. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

     The company currently expects challenging conditions for the company and the shipping industry in 1996. Whether these conditions materialize, and the severity of the challenge the company faces, depends upon developments such as, but not limited to, the timing and extent of industry deregulation, the changes in market growth rates, the amount and timing of the anticipated significant increase in industry capacity, the extent of rate cutting in its markets and successful implementation of the company's alliances.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in
 thousands of FEUs)        1995  Change    1994  Change      1993
Revenues (2) (In millions)
 Stacktrain              $  525     0%   $  523    15%     $  455
 Non-Stacktrain             238     0%      238    16%        205
Stacktrain Volumes
 North America            413.2     4%    398.5    15%      345.6
 International            186.2   (5%)    195.5     2%      192.6
Stacktrain Average
 Revenue per FEU (2)     $1,271   (3%)   $1,313   (0%)     $1,315
(1)Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2)In addition to third party business, which is referred to above as North America Volumes, the transportation of containers for the company's international customers is a significant component of its stacktrain operations. These shipments are referred to above as International Stacktrain Volumes and, since they are eliminated in consolidation, are excluded from Revenues and Stacktrain Average Revenue per FEU.

       North America transportation revenues were relatively unchanged in 1995 compared with 1994, primarily as a result of higher stacktrain volumes from increased automotive shipments between the U.S. and Mexico, offset by a decline in stacktrain average revenue per FEU due primarily to lower rates as a result of increased competition. The company's North America non-
stacktrain revenues were unchanged in 1995 compared with last year, primarily due to an increase in automotive volumes and rates from lanes added to this market since 1994, offset by lower volumes in the company's other non-stacktrain markets as a result of increased competition from trucking companies and the loss of several major customers.

      Revenues from the company's North America transportation operations increased in 1994, compared with 1993, as a result of higher North America stacktrain volumes. The increase in stacktrain volumes in 1994 was due to the improvement in the U.S. economy, increases in Mexican and Canadian shipments, particularly automotive shipments between the U.S. and Mexico, and competitor equipment shortages. The company added 1,800 containers to its fleet during 1994, which enabled it to meet increasing demand. The company's North America non-stacktrain revenues also improved in 1994 compared with 1993, primarily due to increased volumes resulting from an improved U.S. economy.

      In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of the sublease by BMC (and, in certain instances, a third party) of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material effect on the company's other operations or operating results. In December 1995, Burlington Motor Holdings, Inc., the parent company of BMC, filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company currently cannot assess the impact of this filing, if any, on its operations, but does not expect the impact to be material.

      In 1996, the company expects modest growth in demand in the North America stacktrain market. Demand for automotive shipments is expected to remain strong but is dependent upon conditions in the U.S. and Mexican economies and the extent to which U.S. automakers continue to operate in Mexico, among other factors. No assurances can be given that growth in these markets will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except
 Operating Cost per FEU)                 1995   Change  1994   Change  1993
 Land Transportation                   $1,010     0%   $1,010    8%   $ 934
 Cargo Handling                           602     9%     552     7%     516
 Vessel, Net                              390    16%     335     9%     308
 Transportation Equipment                 214     6%     202     9%     184
 Information Systems                       49     1%      48   (2%)      49
 Other                                    325   (2%)     332    10%     303
 Total                                 $2,590     4%  $2,479     8%  $2,294
 Operating Cost Per FEU (1)            $2,635     2   $2,592     0%  $2,581
 Percentage of Transportation Revenues    89%            89%            89%
(1)Operating  expenses  used  in this calculation  include  costs
   associated  with  certain  International  and  North   America
   revenues that are not volume related.

      Land transportation expenses were unchanged in 1995 from 1994. North America conventional rail expenses declined in 1995, due to the company's lower volumes in these markets. This decline was offset by higher third party intermodal, rail and truck costs in the company's international business. Cargo handling expenses increased in 1995 compared with 1994 due to higher stevedoring labor rates in Asia, increased cargo handling volumes in Asia, and the start-up of the Europe and Latin America services in 1995. In 1995, cargo handling expenses were also impacted  by  the  weakness of the U.S. dollar  relative  to  the
Japanese yen in the first half of the year. Vessel expenses increased in 1995 compared with last year primarily due to increased charter hire costs in the Asia-Latin America and Asia-Europe markets, in which the company purchases vessel space through alliance partners. Additionally, vessel fuel costs increased in 1995 compared with 1994 due to the five C11-class vessels placed in service during 1995 and an increase in the average fuel price per barrel from $13.75 in 1994 to $15.63 in 1995. Transportation equipment costs increased in 1995 compared with 1994 due to increased container leasing and repair and maintenance costs. The increase in information systems costs for 1995 compared with 1994 was due to increased telecommunications costs. Other operating expenses are net of $6 million of gains from sales of vessels and $5 million in liquidated damages from delayed vessel deliveries in 1995, and gains of $6 million from sales of a crane and certain containers in 1994. Partially offsetting these gains in 1995, was a 23% increase in agency fees incurred by the company from 1994, primarily as a result of the company's entrance into the Asia-Europe market.

      Land transportation expenses increased in 1994 from 1993, due to higher North America stacktrain volumes in 1994. The increase in cargo handling expenses in 1994 compared with 1993 is attributable to increased stevedoring costs, which were impacted by higher labor rates in Asia and the U.S. and handling of increased cargo to and from China, West Asia and Southeast Asia. The weakening of the U.S. dollar relative to Asian currencies, particularly the Japanese yen, also resulted in higher cargo handling expenses in 1994. These increases were partially offset by a favorable land rent reduction in Taiwan. Vessel expenses increased in 1994 compared with 1993 due to increased charter hire activity resulting from expanded service to China, an increase in Latin American activity and additional vessel space purchased from OOCL and TMM in 1994. Vessel expenses were also impacted by a 6% increase in fuel cost in 1994 and the collision of one of the company's vessels during 1994, the self-insured portion of the cost of which was approximately $2 million. Transportation equipment costs increased in 1994 compared with 1993 due to the addition of 1,800 leased containers during 1994 for use in North America stacktrain operations, and increased repair and maintenance costs. Other operating expenses increased in 1994 compared with 1993 due to an increase of $9 million in the provision for potentially uncollectible accounts receivable, primarily in the People's Republic of China. Also contributing to the increase in other operating expenses were higher employee and telecommunications costs, particularly in
Asia. Other operating expenses for 1994 are net of gains of $6 million from sales of a crane and certain containers, and for 1993, are net of gains of $9 million from sales of three vessels and certain containers.

      Certain of the company's collective bargaining agreements covering seagoing and shoreside unions in the U.S. expire in June and July 1996. The company currently expects that new agreements will be negotiated with the respective unions prior to the expiration of the current contracts, although no assurances can be given to that effect. Failure to reach agreement with a union on an acceptable labor contract could result in a strike or other labor difficulties, which could have a material adverse effect on the company's operating results.

      General and administrative expenses decreased 1% in 1995 compared with 1994. The decrease was due primarily to lower spending on corporate initiatives to improve the company's processes in 1995 compared with 1994. Expenditures for corporate initiatives were approximately $25 million for 1995 and $31 million for 1994. The decline in initiative spending in 1995 compared with 1994 was partially offset by higher employee relocation expenses and ongoing support costs related to new financial systems. General and administrative expenses increased 21% in 1994 compared with 1993, primarily due to expenditures of $31 million in 1994 on corporate initiatives.

      During the fourth quarter of 1995, the company recorded a pretax restructuring charge of $48 million for the accelerated completion of its reegineering program and other organizational changes. The charge includes $36 million in costs associated with the elimination of approximately 950 positions in company operations which are being reorganized or reduced in size. The remainder of the charge represents costs associated with office closures and projects that were eliminated as a result of the acceleration of the reengineering program. The company estimates that it will realize savings in operating expenses of approximately $48 million in 1996 as a result of its reegineering program and organizational changes. The company also expects significant incremental savings in future years and anticipates that the savings it realizes will offset the total costs of the reengineering program and organizational changes of $58 million by mid-1997. Whether and to what extent the company realizes such savings in 1996 and beyond, and the timing of such savings, will depend upon the actual timing of position eliminations and office closures, among other factors. No assurances can be given as to the timing or amount of these savings or as to whether they will be realized in 1996 or thereafter.

      Depreciation and amortization expense increased 6% in 1995 compared with 1994 primarily as a result of the delivery of five of the six C11-class vessels during the year, and other capital spending. Depreciation and amortization expense decreased 3% in 1994 from 1993 as certain assets reached the end of their depreciable lives in 1994.

      Net interest expense increased to $15 million in 1995 from $13 million in 1994, primarily due to interest expense on the debt related to the C11-class vessels purchased during 1995, which was partially offset by higher interest income resulting from higher interest rates in 1995. Net interest expense increased to $13 million in 1994 from $11 million in 1993, due to interest expense on two public debt offerings totaling $300 million in November 1993 and January 1994, which was partially offset by increased interest income on higher cash balances and higher interest rates in 1994.

      The effective tax rates applicable to the company were 43%, 33% and 39% in 1995, 1994 and 1993, respectively. The 1995 effective tax rate includes the increased effect of nondeductible items on lower income. The 1994 effective tax rate includes the effect of revisions of prior years' estimated tax liabilities. The 1993 effective tax rate includes an adjustment of $2.7 million to reflect the effect of an increase in the maximum corporate federal income tax rate to 35%. The effective tax rate for 1996 is expected to be approximately 38%, depending upon the level of actual earnings and changes, if any, in the tax laws, among other factors.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)                              1995      1994    1993
 Cash, Cash Equivalents and
   Short-term Investments                 $ 136    $  255   $  84
 Working Capital                             65       206      51
 Total Assets                             1,879     1,664   1,454
 Long-term Debt and Capital
   Lease Obligations (1)                    699       391     272
 Cash Provided by Operations                164       177     169
Net Capital Expenditures
 Ships                                    $ 392    $   38   $  93
 Containers, Chassis and Rail Cars           23        57      41
 Leasehold Improvements and Other            41        33      22
 Total                                    $ 456    $  128   $ 156
Financing Activities
 Borrowings                               $ 340    $  147   $ 664
 Repayment of Debt and Capital Leases      (32)      (28)   (748)
 Common Stock Repurchases                 (170)
 Dividend Payments                         (14)      (18)    (15)
(1) Includes current and long-term portions.

     The company took delivery of and made final payments on five C11-class vessels in 1995 and one C11-class vessel in 1996, built pursuant to construction contracts with Howaldtswerke-Deutsche Werft AG, of Germany and Daewoo Shipbuilding and Heavy Machinery, Ltd. of Korea. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996.

      To finance a portion of the purchase of the five vessels delivered in 1995, the company borrowed approximately $340 million in the form of vessel mortgage notes under a loan agreement with European banks. The company borrowed $62 million under this agreement to finance a portion of the vessel delivered in January 1996. During 1995, the company entered into three interest rate swap agreements to exchange the variable interest rates on certain vessel mortgage notes for fixed rates for periods of 10 and 12 years.

      OOCL has placed orders to purchase six vessels similar in size and speed to the company's C11-class vessels. Four of OOCLOs vessels have been delivered, and the final two vessels are scheduled to be delivered in March 1996. The company and OOCL have agreed to operate six and five of their C11-class vessels, respectively, under their Asia-U.S. West Coast alliance agreement with MOL. The deployment of the 11 new C11-class vessels by the company and OOCL, replacing 14 older vessels, will increase the combined trans-Pacific capacity of the company and OOCL by approximately 15%. The company currently expects growth in demand in the trans-Pacific market in the foreseeable future but believes that, because a number of other competing ocean carriers are also constructing significant numbers of new vessels, growth in capacity in that market will be significantly greater than growth in demand. No assurances can be given with respect to anticipated growth in demand, utilization of the company's increased capacity or the potential negative impact of the increased capacity on rates or the company's market share. Such growth and utilization will depend upon demand for U.S. import and U.S. export cargo in this market, economic conditions in the U.S. and other Pacific Basin countries, the effects of implementation of the company's alliances, and whether and when additional new vessels are delivered to competing carriers, among other factors. Additionally, modification of the Shipping Act, which is under consideration as referred to above, could have a material adverse impact on the company's rates and volumes.

      In September 1995, the company sold its construction contract for three K10-class vessels, which it had entered into in 1993, and recognized a pretax gain of $1.6 million. In conjunction with the sale, the company, MOL, OOCL and NLL formed a joint venture company, in which their respective shares are each 25%, and agreed to charter back these vessels, when delivered, for seven years for use in the Asia-Europe trade. Prior to the sale of the construction contract, the company made progress payments of $30 million for these vessels, including payments of $12 million in 1995, for which it received reimbursement.

      In addition to vessel expenditures of $392 million, the company made capital expenditures in 1995 of $64 million primarily for purchases of chassis, containers and terminal and leasehold improvements. In 1994, in addition to vessel progress payments of $31 million, the company's capital expenditures totaled $97 million and were primarily for purchases of chassis and terminal and leasehold improvements. In 1993, the company made $70 million in progress payments on the C11s and K10s. Additionally, the company purchased the remaining two vessels previously leased under leveraged leases and retired the related debt guaranteed by MarAd, eliminating MarAd's restrictions on the payment of dividends to the company by its wholly-owned subsidiary, American President Lines, Ltd. The purchase price of these vessels was $131 million, $110 million of which retired the related capital lease obligations.

       Capital expenditures in 1996 are expected to be approximately $235 million, including $62 million related to the final payment for the last C11-class vessel which was delivered in January 1996. The balance will be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America and chassis and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $72.9 million.

      In July 1995, the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). At the election of the holders, the 1.5 million shares of Series C Preferred Stock were converted into approximately 4 million shares of common stock.

      Also  in  July 1995, the Board of Directors authorized  the repurchase of up to 6 million shares of the company's common stock. In August 1995, the company repurchased 2 million shares from the former holders of the Series C Preferred Stock at a purchase price of $27 per share. In addition, in September 1995, the company repurchased 2.8 million shares through a Dutch Auction self-tender offer at a purchase price of $30 per share, plus expenses. The company repurchased an additional 1.2 million shares of its common stock through open market transactions at an average price of $25.81 per share, plus expenses, which completed the repurchase of the 6 million shares authorized. All repurchased shares were retired.

     In November 1993, the company issued $150 million of 10-year Senior Notes and, in January 1994, issued $150 million of 30-year Senior Debentures. A portion of the proceeds from the issuance of this debt was used to repay $72 million of bank borrowings from 1993, and the remainder was used to finance vessel purchases, other capital expenditures and for general corporate purposes. Also, in January 1993, the company retired $95 million of 11% Notes.

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

Certain Factors That May Affect Operating Results

       Statements prefaced with "expects", "anticipates", "estimates", "believes" and similar words are forward looking statements based on the company's current expectations as to prospective events, circumstances and conditions over which it may have little or no control and as to which it can give no assurances. All forward looking statements, by their nature, involve risks and uncertainties that could cause actual results to differ materially from those projected.

      The severity of the challenging conditions expected for the company and the shipping industry generally, and the impact of those conditions on the company's operating results, will depend on factors such as the timing and extent of an anticipated slowing of market growth in certain markets served by the company, the amount and timing of an anticipated significant increase in industry capacity due to new vessel deliveries to competing carriers, rate cutting in some market segments due to this additional capacity and other factors, successful implementation and continuation of the company's alliances, which comprise a significant factor in the company's long-term strategy to remain competitive, and the pace and degree of industry deregulation, including whether an acceptable maritime support program and proposed amendments to the Shipping Act of 1984 are enacted.

      Demand in the trans-Pacific market is dependent on factors such as the quantity of available import and export cargo in this market and economic conditions in the U.S. and other Pacific Basin countries. The magnitude of the impact on the company of any growth or contraction in the trans-Pacific market will depend on whether and when new vessels ordered by competing carriers are delivered and where they are ultimately deployed and further vessel orders, if any, by competing carriers. Because a number of competing ocean carriers have placed orders for the construction of a significant number of new vessels, growth in capacity in the trans-Pacific market is expected to be significantly greater than growth in demand.

      Growth in demand in the North America stacktrain market and demand for automotive shipments will depend on conditions in the U.S. and Mexican economies, including the relative values of the U.S. Dollar and the Mexican Peso, and the extent to which U.S. automakers continue to operate in Mexico, among other factors.

      Savings in operating expenses, if any, in connection with the company's reengineering program and organizational changes will depend on the ultimate future effectiveness and results of those efforts. There can be no assurance that the company will be able to realize these savings, and changes in the timing of any anticipated savings by the company, or the failure to realize some or all of these savings, could materially and adversely affect the company's operating results.

     Other risks and uncertainties include the degree and rate of market growth or contraction in other markets served by the company and the company's ability to respond in mitigation of any contraction or to take advantage of such growth, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations and the continuation and effectiveness of the Trans-Pacific Stabilization Agreement and the various shipping conferences to which the company belongs. The inability of the company to negotiate acceptable labor agreements could result in work stoppages, strikes or other labor difficulties or in higher labor costs, which could have a material adverse affect on the company's operating results. The company has in the past experienced such difficulties and there can be no assurance that any such difficulties will not occur in the future.

     Also, the company is subject to inherent risks of conducting business internationally, including unexpected changes in, or imposition of, legislative or regulatory requirements, fluctuations in the relative values of the U.S. Dollar and the various foreign currencies with which the company is paid and funds its local operations, tariffs and other trade barriers and restrictions affecting its customers, potentially longer payment cycles, potentially greater difficulty in accounts receivable collection, potentially adverse taxes and the burden of complying with a variety of foreign laws. In addition, in connection with its international operations, the company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships affecting it or its customers.

       The company expressly disclaims any obligation or undertaking to update any forward looking statements contained herein in the event of any change in the company's expectations with regard thereto or with regard to current or prospective conditions or circumstances on which any such statement is based.


ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS  AND  SUPPLEMENTARY
DATA


INDEX TO FINANCIAL STATEMENTS

Report of Management                                        29
Report of Independent Public Accountants                    30
Consolidated Financial Statements
     Statement of Income                                    31
     Balance Sheet                                          32
     Statement of Cash Flows                                33
     Statement of Changes in Stockholders' Equity           34
     Notes to Consolidated Financial Statements          35-51
Financial Statement Schedule
     Schedule II                                            52

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



/s/ Timothy J. Rhein
Timothy J. Rhein
President and Chief Executive Officer



/s/ L. Dale Crandall
L. Dale Crandall
Executive Vice President and
Chief Financial Officer



/s/ William J. Stuebgen
William J. Stuebgen
Vice President, Controller and
Chief Accounting Officer


Oakland, California
February 9, 1996

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of American President Companies, Ltd.:


      We have audited the accompanying consolidated balance sheet of American President Companies, Ltd. (a Delaware corporation) and subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 29, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American President Companies, Ltd. and subsidiaries as of December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Arthur Andersen LLP



San Francisco, California
February 9, 1996

American President Companies, Ltd.

CONSOLIDATED STATEMENT OF INCOME
Year Ended                   December 29    December 30  December 31
(In thousands, except               1995           1994         1993
 per share amounts)
Revenues                       $2,895,982    $2,793,468   $2,606,220
Expenses
Operating, Net of Operating-
  Differential Subsidy          2,589,924     2,486,360    2,299,872
General and Administrative         76,895        77,686       64,281
Depreciation and Amortization     112,418       106,274      109,127
Restructuring Charge               48,372
 Total Expenses                 2,827,609     2,670,320    2,473,280
Operating Income                   68,373       123,148      132,940

Interest Income                    23,098        16,150        6,290
Interest Expense                 (38,318)      (28,994)     (17,663)
Gain on Sale of Investment                                     8,934
Income Before Taxes                53,153       110,304      130,501
Federal, State and Foreign
 Tax Expense                       22,856        36,106       50,392
Net Income                      $  30,297    $   74,198   $   80,109
Less Dividends on
  Preferred Stock                   3,375         6,750        6,750
Net Income Applicable to
  Common Stock                  $  26,922    $   67,448   $   73,359

Earnings Per Common Share
  Primary                       $    0.95    $     2.38   $     2.65
  Fully Diluted                 $    0.99    $     2.30   $     2.50
Dividends Per Common Share $ 0.40 $ 0.40 $ 0.30 See notes to consolidated financial statements.

American President Companies, Ltd.

CONSOLIDATED BALANCE SHEET
                                            December 29  December 30
(In thousands, except share amounts)               1995         1994
ASSETS
Current Assets
Cash and Cash Equivalents                     $  76,564     $ 39,754
Short-Term Investments                           59,086      214,898
Trade and Other Receivables, Net                245,490      280,736
Fuel and Operating Supplies                      40,358       36,549
Prepaid Expenses and Other Current Assets        80,840       37,135
Total Current Assets                            502,338      609,072
Property and Equipment
Ships                                         1,091,991      678,453
Containers, Chassis and Rail Cars               801,274      781,100
Leasehold Improvements and Other                284,850      260,699
Construction in Progress                         25,333      116,845
                                              2,203,448    1,837,097

Accumulated Depreciation and Amortization     (961,971)    (896,802)
Property and Equipment, Net                   1,241,477      940,295
Investments and Other Assets                    134,968      114,590

Total Assets                                 $1,878,783   $1,663,957

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY Current Liabilities
Current Portion of Long-Term Debt
  and Capital Leases                         $   11,810   $    4,797
Accounts Payable and Accrued Liabilities        425,378      397,969
Total Current Liabilities                       437,188      402,766
Deferred Income Taxes                           157,480      139,955
Other Liabilities                               127,858      118,603
Long-Term Debt                                  685,954      373,142
Capital Lease Obligations                         1,133       13,108
Total Long-Term Debt and
  Capital Lease Obligations                     687,087      386,250

Commitments and Contingencies
Redeemable Preferred Stock, $.01 Par Value,
  Stated at $50.00, Authorized-2,000,000
  Shares Series C, Shares Issued and
  Outstanding-1,500,000 in 1994                               75,000
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-25,669,000 in
  1995 and 27,318,000 in 1994                    25,669       27,318
Additional Paid-In Capital                        1,943       70,853
Retained Earnings                               441,558      443,212
Total Stockholders' Equity                      469,170      541,383

Total Liabilities, Redeemable Preferred
  Stock and Stockholders' Equity             $1,878,783   $1,663,957
See notes to consolidated financial statements.

American President Companies, Ltd.

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended                                     December 29 December 30 December 31
(In thousands)                                        1995        1994        1993
Cash Flows from Operating Activities
Net Income                                         $30,297    $ 74,198    $ 80,109
Adjustments to Reconcile Net Income to Net
 Cash Provided by (Used in) Operating Activities:
  Depreciation and Amortization                    112,418     106,274     109,127
  Noncash Restructuring Charge                      43,510
  Deferred Income Taxes                           (13,134)      14,865       6,633
  Change in Receivables                              4,118    (42,216)    (37,915)
  Issuance of Notes Receivable on Sales
   of Real Estate                                              (7,470)     (4,170)
  Change in Fuel and Operating Supplies            (3,809)     (1,195)       (469)
  Change in Prepaid Expenses and Other
   Current Assets                                  (4,116)       8,335       3,055
  Gain on Sale of Assets                           (5,660)     (5,583)    (17,577)
  Change in Accounts Payable and
   Accrued Liabilities                            (11,456)      18,844      18,543
  Other                                             11,941      10,519      11,285
  Net Cash Provided by Operating Activities        164,109     176,571     168,621
Cash Flows from Investing Activities
Capital Expenditures                             (455,721)   (127,757)   (156,270)
Proceeds from Sale of Long-Term Investment                                  11,310
Proceeds from Sales of Property and Equipment       44,937       9,297       8,955
Purchase of Short-Term Investments                (99,975)   (453,870)
Proceeds from Sales of Short-Term Investments      255,787     238,972      38,846
Transfer from Capital Construction Fund                                      8,843
Deposits to Capital Construction Fund                                      (6,140)
Other                                                2,261       1,649       5,036
  Net Cash Used in Investing Activities          (252,711)   (331,709)    (89,420)
Cash Flows from Financing Activities
Repurchase of Common Stock                       (170,364)
Issuance of Debt                                   339,897     147,348     663,571
Repayments of Capital Lease Obligations            (3,877)     (3,278)   (113,465)
Repayments of Debt                                (28,357)    (24,897)   (634,932)
Dividends Paid                                    (14,359)    (17,651)    (14,725)
Debt Issue Costs                                   (4,980)
Other                                                7,213       9,383      12,841
  Net Cash Provided by (Used in)
   Financing Activities                            125,173     110,905    (86,710)
Effect of Exchange Rate Changes on Cash                239        (66)     (1,273)
  Net Increase (Decrease) in Cash
   and Cash Equivalents                             36,810    (44,299)     (8,782)
Cash and Cash Equivalents at Beginning of Year      39,754      84,053      92,835
Cash and Cash Equivalents at End of Year           $76,564    $ 39,754    $ 84,053
SUPPLEMENTAL DATA:
Cash Paid for:
Interest, Net of Capitalized Interest              $34,570    $ 24,158    $ 26,232
Income Taxes, Net of Refunds                       $31,459    $ 15,848    $ 32,370
Noncash Investing Activities:
Change in Trade Receivables Invested in the
 Capital Construction Fund                         $27,178    $ 37,773
Noncash Financing Activities:
Conversion of Redeemable Preferred Stock           $75,000

See notes to consolidated financial statements.

American President Companies, Ltd.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Year Ended                              December 29 December 30 December 31
(In thousands, except share amounts)           1995        1994        1993
Common Stock
Beginning Balance                           $27,318    $ 26,837    $ 13,022
Stock Awards and Options Exercised, Net         390         481         397
Stock Split                                                          13,418
Conversion of Redeemable Preferred Stock      3,962
Repurchase and Retirement of Common Stock   (6,001)
 Ending Balance                              25,669      27,318      26,837
Additional Paid-In Capital
Beginning Balance                            70,853      61,656      62,023
Stock Awards and Options Exercised, Net       6,837       9,197      13,051
Stock Split                                                        (13,418)
Conversion of Redeemable Preferred Stock     71,038
Repurchase and Retirement of Common Stock (146,785)
 Ending Balance                               1,943      70,853      61,656
Retained Earnings
Beginning Balance                           443,212     386,960     322,183
Net Income                                   30,297      74,198      80,109
Cash Dividends
 Common                                    (10,984)    (10,901)     (7,975)
 Series C Redeemable Preferred              (3,375)     (6,750)     (6,750)
Repurchase and Retirement of Common Stock  (17,578)
Other                                          (14)       (295)       (607)
 Ending Balance                             441,558     443,212     386,960
     Total Stockholders' Equity            $469,170    $541,383    $475,453
See notes to consolidated financial statements.

American President Companies, Ltd.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Year
      The consolidated financial statements include the accounts of American President Companies, Ltd. and its majority-owned subsidiaries (the "company"), after eliminating intercompany accounts and transactions. The company's fiscal year ends on the last Friday in December. The company's 1995 and 1994 fiscal years were 52 weeks, and the 1993 fiscal year was 53 weeks.

Nature of Operations
       The company provides transportation services for containerized cargo in the trans-Pacific, intra-Asia, Asia-Europe, Asia-Latin America and North American markets. Certain of the services are provided through alliances with other transportation companies. In addition, the company provides cargo distribution and warehousing services in the U.S. and freight consolidation services in Mexico, Asia, the Middle East, Europe and Africa. The company also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in the intra-Asia market and from Asia to Europe and Australia. The company provides intermodal transportation and freight brokerage services to North American and international shippers as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of rail and truck transportation, the primary element of which is a train system utilizing double-stack rail cars. The operations of the company in any one country, type of cargo or customer are not significant in relation to the companyOs overall operations.

      In late 1995, the company initiated pricing actions for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in its U.S.
import market. Subsequently, competitors and the company have lowered rates, and considerable rate instability in the U.S. import market continues to exist. The company cannot predict whether additional pricing actions may be taken by the company or its competitors. Destabilization of rates, if extensive, could have a material adverse impact on carriers, including the company.

Preparation of Financial Statements
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses
       The   company  recognizes  revenues  on  a  percentage-of-
completion basis and expenses as incurred. Detention revenue is recognized when cash is received.

Foreign Currency Transactions
      The  company's  primary functional  currency  is  the  U.S.
dollar. Foreign entities translate monetary assets and liabilities at period-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Net gains or (losses) from changes in exchange rates are included in Operating Income on the accompanying Consolidated Statement of Income and for 1995, 1994 and 1993 were $(1.7) million, $0.5 million and $(1.1) million, respectively.

Cash, Cash Equivalents and Short-Term Investments
      Cash and Cash Equivalents comprise cash balances and investments with maturities of three months or less at the time of purchase. Short-Term Investments consist of commercial paper, auction rate preferred stock and other cash instruments and are carried at cost, which approximates fair value.

Allowance for Doubtful Accounts
      The provision for doubtful accounts, included in Operating Expenses on the accompanying Consolidated Statement of Income, for 1995, 1994 and 1993 was $14.9 million, $13.2 million and $4.3 million, respectively. At December 29, 1995 and December 30, 1994 the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, was $22.5 million and $21.9 million, respectively.

Property and Equipment
     Property and Equipment are recorded at historical cost. For assets financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as Property and Equipment with a corresponding amount recorded as a capital lease obligation. Depreciation and amortization are computed using the straight-line method based upon the following estimated useful lives:

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

      Maintenance and repair expenditures of $126.3 million, $117.3 million and $110.3 million have been charged to expense in 1995, 1994 and 1993, respectively, as they were incurred. At December 29, 1995 and December 30, 1994, the balance of deferred costs for major periodic dry dockings and rail car overhauls, which are amortized over two to five years, was $6.3 million and $12.6 million, respectively.

Long-Term Investments
      The company has certain investments, long-term deposits and receivables, which are included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. The fair value of these assets approximates their carrying value at December 29, 1995.

Software Costs
      Costs related to internally developed software are charged to expense as incurred. Purchases of major integrated software systems are capitalized and amortized using the straight-line method over five years.

Capitalized Interest
      Interest  costs  of  $8.4 million, $6.3  million  and  $1.5 million relating primarily to cash paid for the construction of vessels were capitalized in 1995, 1994 and 1993, respectively.

Insurance Reserves
     The company is self-insured for a significant portion of its cargo, vessel, and personal injury exposures. Insurance reserves are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events.


NOTE 2.   UNITED STATES MARITIME AGREEMENTS AND LEGISLATION

Operating-Differential Subsidy Agreement
      The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater expense of vessel operation under United States registry. The ODS amounts for 1995, 1994 and 1993 were $61.5 million, $60.8 million and $64.7 million, respectively, and have been included as a reduction of operating expenses.

      In June 1992, the Bush Administration announced that no new ODS agreements would be entered into and existing ODS agreements would be allowed to expire. The Clinton Administration and Congress have been reviewing U.S. maritime policy. Proposed maritime support legislation introduced in 1994, referred to as the Maritime Security Program, was not enacted. The Administration's proposal included a 10-year subsidy program with up to $100 million in annual payments to be requested and appropriated on a year-to-year basis. Congress has appropriated $46 million in fiscal 1996, or $2.3 million per vessel. This compares with subsidy of approximately $3.1 million per vessel under ODS. Maritime support legislation incorporating the Administration's program has recently passed the U.S. House of Representatives and is currently awaiting consideration before the U.S. Senate, but has not yet been approved. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

      While the company continues to encourage efforts to enact maritime support legislation, prospects for passage of a program acceptable to the company are unclear. Accordingly, in July 1993, the company filed applications with MarAd to operate under foreign flag its six C11-class containerships, delivered to the company in 1995 and January 1996, and to transfer to foreign flag seven additional U.S.-flag containerships in its trans-Pacific fleet. In 1994, MarAd issued a waiver to allow the company to operate its six C11-class vessels under foreign registry on the condition that the vessels be returned to U.S.-flag in the event acceptable maritime reform legislation is enacted. The remaining application is still pending and no assurances can be given as to whether or when the authority will be granted.

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

Capital Construction Fund
      The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt. In 1995 and 1994, the company made deposits, which were concurrently invested in the company's trade accounts receivable, of $23.3 million and $36.9 million, respectively, to its CCF. At December 29, 1995 and December 30, 1994, the CCF, consisted of an investment of $71.1 million and $40.0 million, respectively, in the company's trade accounts receivable and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

      The company receives a federal income tax deduction for deposits made to the CCF, subject to certain restrictions. Withdrawals from the CCF for investment in vessels or related assets do not give rise to a tax liability, but reduce the depreciable bases of the assets for income tax purposes. At December 29, 1995, the total tax basis of assets purchased with CCF funds was approximately $44.7 million less than net book value. Deferred income taxes have been provided for CCF amounts on deposit or invested in vessels or related equipment.

Shipping Act of 1984
      In July 1995, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping, which, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs. The legislation, which was not enacted in 1995, would have been phased in during 1997 and 1998 and would have eliminated government tariff filing and enforcement, allowed confidential and independent contracts between shippers and ocean carriers and strengthened provisions that prohibit predatory activities by foreign carriers. The company is unable to predict whether this or other proposed legislation will be introduced in 1996 or enacted or, whether, if enacted, it will contain terms similar to those proposed. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.


NOTE 3.   RESTRUCTURING CHARGE

      During the fourth quarter of 1995, the company recorded a one-time charge of $48.4 million related to the accelerated completion of its reengineering program and other organizational changes. The charge includes $36.4 million related to the elimination of approximately 950 positions in company operations that are being reorganized or reduced in size. Of this amount, $4.9 million related to payments to approximately 147 employees terminated in the fourth quarter of 1995, when the acceleration of the company's reengineering program began. Additionally, equipment and leasehold improvements totaling $4.6 million were written off in the fourth quarter of 1995 for closed offices and projects that were eliminated as a result of the acceleration of the reengineering program.


NOTE 4.   INCOME TAXES

       The company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years.

      The reconciliation of the company's effective tax rate to the federal statutory tax rate is as follows:

                                             1995       1994       1993
U.S. Federal Statutory Rate                   35%        35%        35%
Increases (Decreases) in Rate Resulting from:
 State Taxes, Net of Federal Benefit           3%         3%         3%
 Effect of Federal Tax Rate Change on
 Prior Years                                                         2%
 Revisions of Prior Years' Tax Estimate s               (6%)
 Permanent Book/Tax Differences and Other      5%         1%       (1%)
Net Effective Tax Rate                        43%        33%        39%

      The following is a summary of the company's provision for income taxes:

(In thousands)                           1995       1994       1993
Current
 Federal                              $24,798    $20,441    $30,164
 State                                  2,455      2,865      3,291
 Foreign                                8,008      6,746      6,684
                                       35,261     30,052     40,139
Deferred
 Federal                             (11,108)      5,358      7,664
 State                                (1,297)        696      (160)
 Change in Federal Tax Rate                                   2,749
                                     (12,405)      6,054     10,253
Total Provision                       $22,856    $36,106    $50,392

      The following table shows the tax effect of the company's cumulative temporary differences and carryforwards included on the company's Consolidated Balance Sheet at December 29, 1995 and
December 30, 1994:

(In thousands)                                       1995       1994
Excess of Tax Over Book Depreciation            $(128,147)  $(111,613)
Tax Deductions for CCF Deposits in Excess of
  Book Depreciation of CCF Assets                 (39,734)    (48,756)
Net  Tax  Deduction for Rent Differential
  on Capital Leases                               (28,190)    (26,879)
Pension and Postretirement Benefits                23,297       20,692
Excess Insurance Reserves Over Claims Paid         18,566       20,340
Restructuring Charge Accrual                       16,379
Allowance for Doubtful Accounts                     8,998        8,664
Accrued Liabilities                                 6,024        6,440
Other                                               6,700        1,871
Total Net Deferred Tax Liability                $(116,107)  $(129,241)

      The amount of deferred tax assets and liabilities at December 29, 1995 and December 30, 1994 were as follows:

(In thousands)                                       1995       1994
Deferred Tax Assets                             $  85,032   $ 67,339
Deferred Tax Liabilities                        (201,139)  (196,580)
Total Net Deferred Tax Liability                (116,107)  (129,241)
Less Net Current Deferred Tax Asset              (41,373)   (10,714)
Deferred Income Taxes                          $(157,480) $(139,955)

      The  net current deferred tax asset is included in  Prepaid
Expenses   and   Other   Current  Assets  on   the   accompanying
Consolidated Balance Sheet.

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts  Payable and Accrued Liabilities at  December  29,
1995 and December 30, 1994 were as follows:

(In thousands)                                       1995       1994
Accounts Payable                                $  58,144   $ 54,009
Accrued Liabilities                               243,228    259,933
Current Portion of Insurance Claims                19,564     24,468
Income Taxes                                        5,855      2,883
Unearned Revenue                                   59,722     56,676
Restructuring Charge                               38,865
Total Accounts Payable and Accrued Liabilities  $ 425,378   $397,969


NOTE 6.   LONG-TERM DEBT

      Long-term debt at December 29, 1995 and December  30,  1994 consisted of the following:

(In thousands)                                          1995       1994
Vessel Mortgage Notes Due Through 2007 (1)             $ 338,044
8% Senior Debentures $150 Million Face Amount,
 Due on January 15, 2024 (2)                             147,169   $147,144
7 1/8% Senior Notes $150 Million Face Amount,
 Due on November 15, 2003 (2)                            148,227    148,065
Series I 8% Vessel Mortgage Bonds, Due Through 1997 (3)   33,353     57,176
8% Refunding Revenue Bonds, Due on November 1, 2009 (4)   12,000     12,000
Other                                                      7,161      9,842
Total Debt                                               685,954    374,227
Current Portion                                                     (1,085)
Long-Term Debt                                         $ 685,954   $373,142

(1)In 1995, the company took delivery of five of the six new C11-class vessels. To finance a portion of the purchase of these vessels, the company borrowed approximately $340 million under a loan agreement with European banks pursuant to vessel mortgage notes due through 2007. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels, which had a net book value of $437.2 million at December 29, 1995.

   In 1995, the company entered into interest rate swap agreements on three of the vessel mortgage notes with a notional amount of $213.7 million to exchange the variable interest rates on certain of the vessel mortgage notes for fixed rates for periods of 10 and 12 years. The current variable interest rates for all the vessel mortgage notes range between 6.615% and 6.84%. As a result of the swaps, the  effective interest rates range between 6.81%  and  7.531%
   for the first five years after inception, and 6.935% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements will be included in interest expense. The company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate any such losses. Based on quoted dealer prices, immediate termination of the interest rate swaps would result in a loss of approximately $6.0 million.

(2)Pursuant to a shelf registration statement the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.8 million and $1.9 million at December 29, 1995 and December 30, 1994, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million and $2.9 million at December 29, 1995 and December 30, 1994, respectively. Fair value of the Senior Notes and Senior Debentures was approximately $152 million and $151 million, respectively, at December 29, 1995 based on quoted dealer prices for similar issues.

(3)Principal payments are due in equal semiannual installments totaling $23.8 million per year. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to three of the remaining cash payments, which it has not yet exercised. Principal amounts are classified as long-term debt based on the company's ability to issue Series II Bonds in lieu of the remaining semiannual cash payments. The bonds issued under this loan agreement are collateralized by the five C10-class vessels, which had a net book value of $168 million at December 29, 1995. Fair value of this debt is approximately $48 million at December 29, 1995 assuming a current interest rate of 6.15%.

(4)The Bonds are redeemable on or after November 1, 1999 at a redemption price of 102% of the principal amount, reducing to 100% of the principal amount on or after November 1, 2001.

      Carrying value of significant issues of long-term debt, other than the Series I Bonds, Senior Notes and Senior Debentures, approximates fair value because the interest rates on outstanding debt approximate current interest rates that would be offered to the company for similar debt.

      Principal payments scheduled on long-term debt during the next five years, assuming the company exercises its options to defer payments on the Vessel Mortgage Notes and Series I Bonds, are as follows:

         (In thousands)
          1996                            $      0
          1997                              26,243
          1998                              35,234
          1999                              22,672
          2000                              24,488

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


NOTE 7.   LEASES

      The company leases equipment under capital leases expiring in one to five years. Assets under capital lease included in Property and Equipment on the accompanying Consolidated Balance Sheet at December 29, 1995 and December 30, 1994 are as follows:

(In thousands)                                      1995        1994
Containers, Chassis and Rail Cars              $  37,982    $ 38,003
Other Property and Equipment                         938         938
                                                  38,920      38,941
Accumulated Depreciation                        (36,578)    (32,955)
Total                                          $   2,342    $  5,986

     The following is a schedule of future minimum lease payments
required   under   the  company's  leases   that   have   initial
noncancelable terms in excess of one year at December 29, 1995:

                                              Capital      Operating
(In thousands)                                 Leases         Leases
1996                                         $ 12,543       $222,427
1997                                              414        124,072
1998                                              414        113,149
1999                                              414        100,915
2000                                               45         91,918
Later Years                                                1,468,278
Total Minimum Payments Required              $ 13,830     $2,120,759
Amount Representing Interest                    (887)
Present Value of Minimum Lease Payments        12,943
Current Portion                              (11,810)
Long-Term Portion                            $  1,133

      The above schedule of operating leases includes minimum payments under 30 year leases for terminal facilities in Los
Angeles and Seattle, which are scheduled for occupancy upon completion of construction in 1997.

      Total rental expense for operating leases and short-term rentals was $328.2 million, $334.3 million and $289.5 million in 1995, 1994 and 1993, respectively.

NOTE 8.   EMPLOYEE BENEFIT PLANS

Pension Plans
      The company has defined benefit pension plans covering most of its employees, which generally call for benefits to be paid to eligible employees at retirement based on years of credited service and average monthly compensation during the five years of employment with the highest rate of pay. The company's general policy is to fund pension costs at no less than the statutory requirement. Certain non-qualified plans are secured through a grantor trust. The investment in this trust at December 29, 1995 was $16.6 million and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. The investments in the trust consist of life insurance policies and other cash instruments, which are carried at fair value.

      The following table sets forth the pension plans' funded status and amounts recognized in the accompanying Consolidated
Balance Sheet at December 29, 1995 and December 30, 1994:


                                     1995                1994
                              Assets in   Accumulated  Assets in   Accumulated
                              Excess of      Benefits  Excess of      Benefits
                              Accumulated   in Excess  Accumulated   in Excess
(In thousands)                Benefits      of Assets  Benefits      of Assets
Actuarial Present Value of:
  Vested Benefit Obligation     $(108,061) $ (10,149)  $ (94,408)   $ (8,082)
  Accumulated Benefit Obligation (116,458)   (10,932)   (103,079)     (8,837)
Actuarial Present Value of
  Projected Benefit Obligation  $(161,224) $ (17,922)  $(139,993)   $ (13,252)
Plan Assets at Fair Value          152,169        765     131,590
Funded Status                      (9,055)   (17,157)     (8,403)     (13,252)
Unrecognized Net Loss (Gain)        10,438        330      15,422      (1,631)
Unrecognized Prior Service
 (Credit) Cost                    (14,998)      3,528    (16,049)        3,915
Unrecognized Transition
 (Asset) Obligation                (8,850)        829     (9,940)          829
Net Pension Liability           $ (22,465) $ (12,470)  $ (18,970)   $ (10,139)

      The following assumptions were made in determining the company's net pension liability:

(Weighted Average of All Plans)           1995      1994        1993
Discount Rate                             7.5%      7.9%        7.1%
Rate of Increase in Compensation Levels   5.2%      5.2%        5.2%
Expected Long-Term Rate of Return
 on Plan Assets                           8.2%      8.2%        8.2%

     Net pension cost related to the company's pension plans included the following components:

(In thousands)                            1995       1994       1993
Service Cost                          $  8,333    $ 9,144    $ 7,858
Interest Cost on Projected
 Benefit Obligation                     12,357     11,228     10,138
Actual Return on Plan Assets          (25,019)        414   (14,354)
Net Amortization and Deferral           12,648   (12,971)      2,453
Net Pension Cost                      $  8,319    $ 7,815    $ 6,095

      The company also participates in collectively bargained, multi-employer plans that provide pension and other benefits to certain union employees. The company contributed $5.8 million in 1995, $5.3 million in 1994, and $5.2 million in 1993 to such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked and are expensed as incurred. Under certain of the multi-employer pension plans in which the company participates, the company has withdrawal liabilities of $12.5 million for unfunded vested benefits at December 31, 1994, the latest valuation date. However, the company has no present intention of withdrawing from the plans, nor has the company been informed that there is any intention to terminate the plans. There are no other significant withdrawal liabilities attributable to the company for multi-employer pension plans.

Postretirement Benefits Other than Pensions
     The company shares the cost of its health care benefits with the majority of its domestic shoreside retired employees and recognizes the cost of providing health care and other benefits to retirees over the term of employee service.

       Postretirement   benefit   costs   in   the   accompanying
Consolidated Statement of Income were as follows:
(In thousands)                            1995       1994       1993
Interest Cost                         $  1,266    $ 1,380    $ 1,573
Service Cost                               795      1,117      1,033
Amortization of Gains                    (477)      (117)      (117)
Total Postretirement Benefit Cost     $  1,584    $ 2,380    $ 2,489

      The following table sets forth the postretirement benefit obligation recognized in the accompanying Consolidated Balance
Sheet at December 29, 1995 and December 30, 1994:

(In thousands)                                     1995     1994
Accumulated Postretirement Benefit Obligation
Retirees                                        $ 7,489   $6,975
Active Employees - Fully Eligible                   604      462
Active Employees - Not Fully Eligible             8,483    7,925
Unrecognized Net Gain                             7,505    7,671
Unamortized Prior Service Cost                    1,834    1,952
Total                                           $25,915  $24,985

      The expected cost of the company's postretirement benefits is assumed to increase at an annual rate of 9.3% in 1996. This rate is assumed to decline approximately 1% per year to 5% in the year 1999 and remain level thereafter. The health care cost trend rate assumption has a significant impact on the amounts reported. An increase in the rate of 1% in each year would increase the accumulated postretirement benefit obligation at
December 29, 1995 by $2.7 million and the aggregate of the service and interest cost for 1995 by $0.5 million. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7.5%. The company has not funded the liability for these benefits.

Profit-Sharing Plans
      The company has defined contribution profit-sharing plans covering certain non-union employees. Under the terms of these plans, the company has agreed to make matching contributions equal to those made by the participating employees up to a maximum of 6% of each employee's base salary. The company's total contributions to the plans amount to $6.3 million for 1995 and 1994, and $6.0 million for 1993.

NOTE 9.   REDEEMABLE PREFERRED STOCK

      On July 14, 1995, the company issued a notice of redemption for all $75 million of its 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock"). On July 28, 1995, at the election of the holders, the 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).


NOTE 10.  STOCKHOLDERS' EQUITY

Common Stock Repurchase
      On July 21, 1995, the Board of Directors authorized the repurchase of up to 6 million shares of the company's common stock. On August 8, 1995, the company repurchased 2 million shares from the former holders of the Series C Preferred Stock at a purchase price of $27 per share. In addition, on September 18, 1995, the company repurchased 2,820,499 shares through a Dutch Auction self-tender offer at a purchase price of $30 per share, plus expenses. The company repurchased an additional 1,180,000 shares of its common stock through open market transactions at an average price of $25.81 per share, plus expenses, which on October 25, 1995, completed the repurchase of the 6 million shares authorized. All repurchased shares were retired. The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital and Retained Earnings on the accompanying Consolidated Balance Sheet.

Earnings Per Common Share
      For the years presented, primary earnings per common share were computed by dividing net income, reduced by the amount of preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares consist of stock options granted. Fully diluted earnings per common share were computed based on the assumption that the Series C Preferred Stock was converted at the beginning of the year. The number of shares used in these computations was as follows:

Weighted Average Number of Common and Common Equivalent Shares
(In millions)                                   1995    1994    1993
Primary                                         28.2    28.3    27.7
Fully Diluted                                   30.6    32.3    32.1

Supplementary Earnings Per Common Share Data
     On July 28, 1995, the Series C Preferred Stock was converted into 3,961,498 shares of common stock. The effect of the conversion of the Series C Preferred Stock on primary and fully diluted earnings per share, assuming the conversion occurred at the beginning of each year, is as follows:

                                                1995    1994    1993
Primary Earnings per Common Share
As Stated                                      $0.95  $ 2.38   $2.65
Assuming Shares Converted at
 the Beginning of the Period                   $0.99  $ 2.30   $2.53
Fully Diluted Earnings per Common Share
As Stated (1)                                  $0.99  $ 2.30   $2.50
Assuming Shares Converted at
 the Beginning of the Period                   $0.99  $ 2.30   $2.50

(1)Fully diluted earnings per share "As Stated" reflects the conversion of the Series C Preferred Stock as though such conversion occurred at the beginning of each period.

Stockholder Rights Plan
      The company's stockholder rights agreement provides that rights become exercisable when a person acquires 20% or more of the companyOs common stock or announces a tender offer which would result in the ownership of 20% or more of the companyOs common stock, or if a person who has been declared "adverse" by the independent directors of the company exceeds a threshold stock ownership established by the Board, which may not be less than 10%. The rights will be attached to all common stock. Once exercisable, each right entitles its holder to purchase two one-hundredths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $130 per unit, subject to adjustment.

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

Stock Incentive Plans
      The Compensation Committee of the Board of Directors approved stock option grants under the company's 1989 Stock Incentive Plan (the "Plan") for shares of the company's common stock beginning in July 1993 to key employees of the company. The options have an exercise price of the greater of the fair market value on the date of grant or $22.38 per share, a term expiring July 26, 2003 and vest between 1996 and 2002 based upon the achievement of stock price appreciation targets. The percentage of the options that vest during specified time periods will depend on the amount of stock price appreciation in those time periods. In 1998, the options will vest as to 60% of the covered shares if not otherwise vested, and in 2002, the options will vest as to the remaining 40% if not otherwise vested.

       Previous stock option grants under the Plan become exercisable in three to four equal annual installments commencing one year after grant. The Plan also provides for awards of restricted shares of common stock to officers and other key employees. All restricted shares were vested at December 29, 1995.

      The 1992 Directors Stock Option Plan provides for the granting of options to purchase shares of common stock to non-employee members of the company's Board of Directors. The aggregate number of options which may be granted under this plan is 200,000. Options become exercisable in three equal installments on the first three anniversaries of the date of grant.

      In 1995, the Board of Directors adopted the companyOs 1995 Stock Bonus Plan ("Stock Bonus Plan"). The Stock Bonus Plan permits executives and key employees, as selected by the Compensation Committee of the Board of Directors, to receive all or part of their bonuses in the form of shares of common stock or phantom shares. In addition, non-employee directors may elect to receive all or part of their annual retainers and/or meeting fees in the form of shares of common stock or phantom shares. Participants receive a premium in the form of additional shares equal to 17.6% which vest over a two year period. The Stock Bonus Plan is effective for amounts payable in 1996.

      The following is a summary of the transactions in the plans during 1995:

                                       Stock Options        Restricted Shares
                                                Average
                                      Shares      Price
Outstanding  at December 30, 1994   4,920,871    $ 19.63                3,000
Granted                               292,447      23.32
Exercised                           (390,932)      13.68
Vested                                                                (3,000)
Canceled                            (373,373)      22.29
Outstanding  at December 29, 1995   4,449,013    $ 20.17                    0
Exercisable  at  December 29, 1995  1,219,624    $ 14.29
Exercised in 1994                     516,614    $ 12.07
Exercised in 1993                     833,834    $ 11.54

      At December 29, 1995, a total of 983,862 shares were available for future grants of stock options, restricted shares and stock units under these plans.


NOTE 11.  COMMITMENTS AND CONTINGENCIES

Commitments

Ship Purchases and Ship Management
     The company took delivery of and made final payments on five C11-class vessels in 1995 and one C11-class vessel in 1996, built pursuant to construction contracts with Howaldtswerke-Deutsche Werft AG, of Germany and Daewoo Shipbuilding and Heavy Machinery, Ltd., of Korea. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996. In connection with the construction and purchase of the ships from HDW, the company entered into foreign currency contracts to buy Deutsche marks to lock in the U.S. dollar cost of the Deutsche-mark denominated price of the vessels. Gains or losses on these contracts were recognized as adjustments to the cost basis of the ships when the related payments were made. At December 29, 1995, all contracts were settled.

      On January 5, 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement under which Columbia would provide crewing, maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

Alliances
      Since 1991, the company and Orient Overseas Container Line ("OOCL") have been parties to agreements enabling them to exchange vessel space and coordinate vessel sailings through 2005. These agreements permit both companies to offer faster transit times and more frequent sailings between key markets in Asia and the U.S. West Coast, and to share terminals and several feeder operations within Asia. In September 1994, the company, Mitsui OSK Lines, Ltd.("MOL"), and OOCL signed an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-U.S. West Coast trade through 2005. The carriers commenced service under this agreement in
January 1996. The agreement between the company and OOCL is suspended so long as the agreement between the company, OOCL and MOL is in effect.

      The three carriers and Nedlloyd Lines B.V. ("NLL") are parties to a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-Latin America trade for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

      Additionally, the four carriers and Malaysian International Shipping Corporation BHD have an agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment for ocean transportation services in the Asia-Europe trade through 2001, with early termination rights upon six months notice to the other parties beginning January 1, 1998. The carriers commenced service under the agreement in January 1996. The company entered the Asia-Europe trade in March 1995 by chartering vessel space through MOL.

      Under the alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space available to that partner, at specified vessel costs per TEU per day. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $45 million in 1995, and is currently estimated to be $32 million in 1996. Agreements covering terminal and equipment sharing among the alliance partners have not been finalized, and the commitment of the alliance partners, including the company, for these services cannot be determined at this time.

      In September 1995, the company sold a construction contract for three K10-class vessels, which it had entered into in 1993, and recognized a pretax gain of $1.6 million. In conjunction with the sale, the company, MOL, OOCL and NLL, formed a joint venture company, in which their respective shares are each 25%, and agreed to charter back these vessels, when delivered, for seven years for use in the Asia-Europe trade. Prior to the sale of the construction contract, the company made progress payments of $30 million for these vessels, including payments of $12 million in 1995, for which it received reimbursement.

      In October 1995, the company and Matson Navigation Company, Inc. ("Matson") signed an agreement for a 10-year alliance, which commenced in February 1996. Pursuant to the terms of this alliance, the company sold Matson six of its ships (three C9-
class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995 and resulted in a gain of $2.4 million. The remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are being used in the alliance. The net gain on the sale of the four vessels used in the alliance and the assets in Guam, after deducting costs associated with the agreement, is estimated to be $6 million, and will be deferred and amortized over the 10-year term of the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the vessels' eastbound capacity. The gain on the sale of the fifth vessel was $1.6 million.

Facilities, Equipment and Services
      The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $72.9 million at December 29, 1995. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At December 29, 1995, the company had outstanding letters of credit totaling $27.3 million, which guarantee the company's performance under certain of its commitments.

      In June 1995, the company and Burlington Motor Carriers, Inc. ("BMC") signed an agreement whereby the company's U.S. trucking operations, including related employees and leased equipment and facilities, were transferred to BMC in consideration of the sublease by BMC (and, in certain instances, a third party) of such equipment and facilities. In connection with the transfer, the company entered into a service agreement with BMC, expiring in December 1997, whereby BMC agreed to provide trucking services to the company and the company agreed to provide certain minimum cargo volumes to BMC through October 1, 1997. The transaction did not have a material effect on the company's other operations or operating results. In December 1995, Burlington Motor Holdings, Inc., the parent company of BMC, filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company currently cannot assess the impact of this filing, if any, on its operations, but does not expect the impact to be material.

Employment Agreements
      The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $13.4 million at December 29, 1995.

      Certain of the company's collective bargaining agreements covering seagoing and shoreside unions in the U.S. expire in June and July 1996. The company currently expects that new agreements will be negotiated with the respective unions prior to the expiration of the current contracts, although no assurances can be given to that effect. Failure to reach agreement with a union on an acceptable labor contract could result in a strike or other labor difficulties, which could have a material adverse effect on the company's operating results.

Contingencies
      In October 1995, Lykes Steamship Company, Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. At present, the company charters its four L9-class vessels from Lykes under charters that expire in early 1996. The L9-class vessels are used in the company's West Asia/Middle East service. In addition, the company charters to Lykes three of its Pacesetter vessels under charters that also expire in early 1996. The potential consequences of Lykes' petition on the company's operations and financial condition, and possible steps the company may take to mitigate any resulting adverse effects, are being evaluated by management. The company is currently unable to predict the extent of such consequences.

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


NOTE 12.  BUSINESS SEGMENT INFORMATION

      The company provides container transportation services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation. In addition, the company was engaged in real estate operations until 1994, when its remaining real estate holdings were sold.

(In millions)                              1995       1994        1993
Revenues
Transportation                        $ 2,896.0   $2,777.3   $ 2,590.2
Real Estate                                           16.2        16.0
Total                                 $ 2,896.0   $2,793.5   $ 2,606.2
Operating Income
Transportation                        $    68.4   $  114.2   $   122.9
Real Estate                                            9.0        10.0
Total                                 $    68.4   $  123.2   $   132.9

Identifiable Assets
Transportation                        $ 1,877.6   $1,658.0   $ 1,442.0
Real Estate                                 1.2        6.0        12.4
Total                                 $ 1,878.8   $1,664.0   $ 1,454.4

      Depreciation expense and capital expenditures were related only to transportation operations in 1995, 1994 and 1993.

       The   following  table  shows  the  percentage  of   ocean
transportation revenues by country:

                      1995               1994               1993
               Origin Destination Origin Destination Origin Destination
United States   27%      41%       26%      44%       27%       44%
Hong Kong        13        5        14        4        12         4
People's Republic
 of China        10        3        10        3         8         1
Japan             8       10         9       11        10        12
Taiwan            8        3         9        3         9         4
India             5        3         5        2         5         3
Korea             4        3         4        3         5         2
Indonesia         4        2         4        1         4         1
Philippines       4        3         3        3         4         2
Other            17       27        16       26        16        27

     Operating income, net income and identifiable assets cannot be allocated on a geographic basis due to the nature of the companyOs business.


NOTE 13.  QUARTERLY RESULTS (Unaudited)

(In millions, except per share amounts)

                                     1995                        1994
Quarter                 December September    June    April December September     July    April
Ended                         29        22      30        7       30        23        1        8
Revenues                 $ 769.9  $ 711.1  $ 674.3  $ 740.7  $ 764.7   $ 672.1  $ 653.6  $ 703.1
Operating Income (Loss)
Transportation            (13.4)     53.5     24.7      3.6     34.3      37.2     26.1     16.6
Real Estate                                                                         6.4      2.6
Total Operating
 Income (Loss) (1),(2)    (13.4)     53.5     24.7      3.6     34.3      37.2     32.5     19.2
Income (Loss)Before Taxes (21.3)     49.8     23.0      1.7     32.2      34.0     28.8     15.3
Net Income (Loss)       $ (15.9)  $  30.9  $  14.2  $   1.1   $ 22.5   $  22.5  $  19.0  $  10.2
Earnings (Loss)
 Per Common Share
Primary                 $(0.61)   $  1.02  $  0.45  $(0.02)   $ 0.74   $  0.74  $  0.62  $  0.30
Fully Diluted           $(0.61)   $  0.97  $  0.44  $(0.02)   $ 0.69   $  0.70  $  0.60  $  0.30
Cash Dividends
 Per Common Share       $  0.10   $  0.10  $  0.10  $  0.10   $ 0.10   $  0.10  $  0.10  $  0.10
Market Price
 Per Common Share
High                    $29 3/4   $31 1/2  $24 3/8  $24 1/4  $26 7/8   $27 1/8  $23 1/8  $34
Low                      22 1/4    23 1/2   22 1/4   21 1/8   21 1/4    20 7/8   19       22 1/8

(1)Collections of detention charges related to the company's containers used to transport Operation Desert Storm cargo contributed $0.7 million, $0.5 million, $0.7 million and $8.3 million to Operating Income for the fourth, third, second and first quarters of 1994, respectively.

(2)In the fourth quarter of 1995, the company recorded a restructuring charge of $48.4 million. Additionally, in the fourth and third quarters of 1995, the company received liquidated damages from the delayed delivery of two of its C11-class vessels of $2 million and $3.5 million, respectively, and sold ships for gains of $2.5 million and $3.7 million, respectively.

            SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)



Description     Balance at Charged To   Charged To  Deductions-   Balance at
                 Beginning   Cost and        Other  Describe (1)  End of Year
                   of Year    Expense    Accounts-
                                     Describe (2)


Allowance for Doubtful Accounts


December 29, 1995  $21,908     14,937                   (14,314)     $22,531

December 30, 1994  $10,359     13,217        2,295       (3,963)     $21,908

December 31, 1993  $13,237      4,324        (764)       (6,438)     $10,359


(1)Uncollectible receivables written off, net of recoveries.
(2)Reclassifications from/(to) other Balance Sheet accounts.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to Directors and certain executive officers of the company appearing under the caption "Election of Directors - Information With Respect to Nominees and Directors" and in footnote 2 on page 6 in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996 is hereby incorporated herein by reference.

The following sets forth certain information with respect to the remaining executive officers of the company:

John G. Burgess, age 51, was elected Executive Vice President of the company in May 1995. He has also served as Executive Vice President of American President Lines, Ltd. ("APL") since
December 1992. Prior to that, he served as Executive Vice President and Chief Operating Officer APL from May 1990 to November 1992.

Maryellen B. Cattani, age 52, was elected Executive Vice President of the company in March 1995. She has also served as General Counsel and Secretary of the company since July 1991 and as a Senior Vice President from July 1991 to March 1995. Prior to joining the company, she was a partner in the law firm of Morrison & Foerster from 1989 to 1991.

L. Dale Crandall, age 54, was elected Executive Vice President and Chief Financial Officer of the company in March 1995 and Treasurer of the company in September 1995. Prior to that, Mr. Crandall was managing partner of Price Waterhouse Los Angeles office since 1990.

Michael Diaz, age 47, was elected Executive Vice President of the company in May 1995. He has also served as Executive Vice President of APL since December 1992. Prior to that, he served as President, Asia Division of APL from August 1992 to November 1992, and Executive Vice President and Chief Operating Officer of APL Land Transport Services, Inc. from July 1990 to July 1992.

Michael Goh, age 46, was elected Senior Vice President of the company in March 1996. Prior to that, he served as Senior Vice President of APL from January 1996 and in various capacities with APL Land Transport Services, Inc., including Senior Vice President from May 1992 to July 1994 and Vice President from May 1989 to April 1992.

James S. Marston, age 62, was elected Executive Vice President and Chief Information Officer of the company in May 1995. He served as Senior Vice President and Chief Information Officer of the company from September 1987 to May 1995.

William  J.  Stuebgen,  age  48, has served  as  Vice  President,
Controller of the company since October 1990.

The executive officers of the company are elected by the Board of Directors. Each officer holds office until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation, retirement or removal by the Board.

ITEM 11.  EXECUTIVE COMPENSATION

     The information appearing under the caption "Compensation of Executive Officers and Directors" and in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996, is hereby incorporated herein by reference.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

      The information appearing under the captions "Election of Directors-Stock Ownership of Directors and Executive Officers" and "Certain Beneficial Ownership of Securities" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996, is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information appearing under the captions "Compensation of Executive Officers and Directors -- Employment Agreements, Termination of Employment and Change-in-Control Arrangements and Certain Transactions" in the company's definitive proxy statement for the annual meeting of stockholders to be held on April 30, 1996, is hereby incorporated herein by reference.

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

3.Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-K

Exhibit No.    Description of Document

3.1*  Integrated    copy   of   the   amended   Certificate    of
      Incorporation,  filed as Exhibit 3.1 to the company's  Form
      10-Q (File No. 1-8544), dated November 1, 1995.

3.2   Integrated copy of the amended By-Laws, dated December  27, 1995.

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

4.4* Registration Rights Agreement, among the company, Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International (BVI), and APC Partners; dated as of August 3, 1988, as amended (without exhibits), filed as
      Exhibit 4.2 to the company's Form SE (File No. 1-8544), dated February 17, 1989.

4.5*  Indenture,  dated as of November 1, 1993, between  American
      President  Companies, Ltd. and The First National  Bank  of
      Boston  as  Trustee, filed as Exhibit 4.1 to the  company's
      Form 8K (File No. 1-8544), dated November 29, 1993.

4.6*  Form  of  7-1/8% Senior Note Due 2003 of American President
      Companies,  Ltd.,  filed as Exhibit 4.2  to  the  company's
      Form 8K (File No. 1-8544) dated November 29, 1993.

4.7*  Form   of   8%  Senior  Debentures  Due  2024  of  American
      President Companies, Ltd., filed as Exhibit 4.20 to the company's Form 10K (File No. 1-8544), dated March 9, 1994.

10.1* Operating-Differential Subsidy Agreement (No.  MA/MSB-417),
      effective as of January 1, 1978, between the United States and American President Lines, Ltd., filed as Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

10.2* Lease  Agreement,  dated  June 1,  1988,  between  Monsanto
      Company and American President Intermodal Company, Ltd., filed as Exhibit 10.14 to the company's Form SE (File No.
      1-8544), dated July 26, 1988.

10.3* Lease  Agreement, dated June 1, 1988, between  Consolidated
      Rail   Corporation   and   American  President   Intermodal
      Company, Ltd., filed as Exhibit 10.2 to the company's  Form
      SE (File No. 1-8544), dated March 14, 1990.

10.4* Lease  and Preferential Assignment Agreement dated  January
      6, 1971, and First Supplemental Agreement dated February 24, 1971, between the City of Oakland and Seatrain Terminals of California, Inc., filed as Exhibit 10.32 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.5* Second  Supplemental  Agreement to Lease  and  Preferential
      Assignment  Agreement, dated May 3, 1988, filed as  Exhibit
      10.3  to  the  company's Form SE (File No.  1-8544),  dated
      March 14, 1990.

10.6* Preferential Assignment dated February 23, 1972, between the City of Oakland and Seatrain Terminals of California, Inc., filed as Exhibit 10.33 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.7* Assignment,  Designation  of  Secondary  Use  and  Consent,
      dated December 11, 1974, among Seatrain Terminals of California, Inc., American President Lines, Ltd., the City of Oakland and Seatrain Lines, Inc., filed as Exhibit
      10.34 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.8* Acknowledgment of Termination of Consent to Secondary Use and Sublease and Assumption of Entire Combined Premises and Cranes dated December 18, 1981, between the City of Oakland and American President Lines, Ltd., filed as
      Exhibit 10.35 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.9* Supplemental  Agreement dated July  6,  1982,  between  the
      City of Oakland and American President Lines, Ltd., filed as Exhibit 10.36 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.10*Permit No. 441, dated November 26, 1980, Second Amendment to Permit No. 441, dated February 7, 1983, and Third Amendment to Permit No. 441, dated May 10, 1984, between the City of Los Angeles and American President Lines, Ltd., filed as Exhibit 10.37 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.11*Fourth  Amendment to Permit No. 441, dated  as  of  October
      29,  1986  between  the  City of Los Angeles  and  American
      President Lines, Ltd., filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 23, 1987.

10.12 Sixth  Amendment to Permit No. 441, dated as of August  30,
      1993,   between  the  City  of  Los  Angles  and   American
      President Lines, Ltd.

10.13*Financing  and  Security Agreement, dated March  27,  1984, between American President Lines, Ltd. and the City of Los Angeles, California, filed as Exhibit 10.38 to the company's Registration Statement on Form S-1, Registration No. 2-93718, which became effective on November 1, 1984.

10.14*Lease,   dated  July  31,  1972,  Lease  Agreement,   dated
      September 1, 1980, Memorandum, dated September 1, 1980, and two letters dated July 3, 1981 and July 14, 1981, respectively, between Hanshin Port Development Authority and American President Lines, Ltd., filed as Exhibit 10.39 to the company's Registration Statement on Form S-1,
      Registration   No.  2-93718,  which  became  effective   on
      November 1, 1984.

10.15*Pre-engagement  Agreement for Lease dated March  17,  1983,
      Supplemental Agreement dated March 17, 1983 and form of Wharf Lease Agreement between Yokohama Port Terminal Corporation and American President Lines, Ltd., filed as
      Exhibit 10.41 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.16*Lease  Contract  of  Wharves Nos.  68  &  69  of  Container
      Terminal No. 3 Kaohsiung Harbor, Taiwan, Republic of China, dated December 31, 1987 and Equipment Agreement between the Kaohsiung Harbor Bureau and APL, dated December 31, 1987, filed as Exhibit 10.4 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.17*Lease  dated  April 28, 1978, Memorandum of  Understanding,
      Addendum  to  Lease dated May 9, 1978, Addendum  No.  2  to
      Lease dated July 28, 1978, and Addendum No. 3 to Lease dated March 27, 1984, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as Exhibit 10.44 to the company's Registration Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.

10.18*Addendum  No. 4 dated April 19, 1985 to Lease  dated  April
      28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as
      Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated December 12, 1985.

10.19*Addendum  No.  5 dated July 25, 1986 to Lease  dated  April
      28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as
      Exhibit 10.5 to the company's Form SE (File No. 1-8544), dated March 11, 1988.

10.20*Addendum  No.  6, dated May 1, 1988, to Lease  dated  April
      28, 1978, between Sunset Cahuenga Building, a Joint Venture, and American President Lines, Ltd., filed as
      Exhibit 10.13 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

10.21*Lease  Agreement  between  Port  of  Seattle  and  American
      President  Lines,  Ltd. at Terminal 5 dated  September  26,
      1985,  filed as Exhibit 10.5 to the company's Form SE (File
      No. 1-8544), dated December 12, 1985.

10.22*Amendment  No.  6  to the Lease Agreement between  Port  of
      Seattle and American President Lines, Ltd. at Terminal 5, and assignment of the lease from American President Lines, Ltd. to Eagle Marine Services, Ltd. dated June 1, 1994, excluding exhibits and other related agreements, filed as
      Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated August 12, 1994.

10.23*Lease Agreement between the company and Bramalea Pacific, Inc. dated April 18, 1988, and Amendments 1 through 5, filed as Exhibit 10.3 to the company's Form SE (File No. 1-
      8544), dated March 27, 1991.

10.24*Grantor   Trust  Agreement  with  U.S.  Trust  Company   of
      California,  N.A.,  effective  April  10,  1989,  filed  as
      Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated August 1, 1989.

10.25*Assignment  Agreement  from United States  Lines,  Inc.  to
      American President Lines, Ltd. with attached supplements, dated September 16, 1987, filed as Exhibit 10.8 to the company's Form SE (File No. 1- 8544), dated March 14, 1990.

10.26*Permit No. 733, dated September 10, 1993, between the City of Los Angeles and Eagle Marine Services, Ltd., and the Guaranty of Agreement made by American President Lines, Ltd., excluding exhibits, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated November 18, 1993.

10.27*Loan   Agreement  dated  March  14,  1994  by   and   among
      Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower); including Appendices and Schedules thereto, filed as Exhibit 10.4 to the company's Form 10-Q (File No. 1-8544), dated May 20, 1994 and as Exhibit 10.4a to the company's Form 10-K/A (file No. 1-8544), dated December 6, 1994.

10.28 Amendment No. 1 dated May 19, 1995 to the Loan Agreement dated March 14, 1994 by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower).***

10.29 Amendment  No.  2  dated September  1,  1995  to  the  Loan
      Agreement dated March 14, 1994, as amended by Amendment No. 1 to the Loan Agreement dated May 19, 1995, by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower); including exhibits thereto or a description thereof.***

10.30 Amended and Restated Guarantee dated as of May 19, 1995 by American President Companies, Ltd. (as Guarantor); in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); and Commerzbank AG Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate).

10.31 Acknowledgment and Consent of Guarantor dated September 1, 1995 by the company (as Guarantor) in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate).

10.32 Amendment No. 1 to the First Preferred Ship Mortgage  dated
      September  1,  1995 given by M.V. President  Kennedy,  Ltd.
      (as   Shipowner)  to  Kreditanstalt  fur  Wiederaufbau  (as
      Mortgagee).***

10.33 Amendment  No.  1  to  the  Bareboat  Charter  Party  dated
      September  1,  1995  by M.V. President  Kennedy,  Ltd.  (as
      Shipowner)   and   American  President  Lines,   Ltd.   (as
      Charterer).***

10.34 Second Amended and Restated Agreement to Acquire and Charter dated September 1, 1995 by and among American President Companies, Ltd. (as Transferor), of M.V. President Kennedy, Ltd., of M.V. President Adams, Ltd., of M.V. President Kennedy, Ltd., of M.V. President Kennedy, Ltd. and of M.V. President Kennedy, Ltd. (Transferees), Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); including exhibits thereto or a description thereof.***

10.35 Charter  Hire  Guarantee  dated  as  of  May  19,  1995  by
      American President Companies, Ltd. (as Guarantor); in favor of M.V. President Kennedy, Ltd. (as the Obligee).

10.36*Credit  Agreement,  dated  March 25,  1994  among  American
      President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, Bank of America National Trust and Savings Association, The First National Bank of Boston, Barclays Bank PLC, ABN AMRO Bank N.V., The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as agent, filed as
      Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated May 20, 1994.

10.37*Amendments  Nos. 1 and 2 dated May 10, 1995  and  July  12,
      1995, respectively, to the Credit Agreement among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York (as agent and participant), Bank of America National Trust and Savings Association, The First National Bank of Boston, The Industrial Bank of Japan, Limited, ABN AMRO Bank N.V. and The First National Bank of Chicago, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated August 4, 1995.

10.38*Deferred Compensation Plan For Directors of the company, filed as Exhibit 10.49 to the company's Registration
      Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.**

10.39*Executive  SurvivorsO  Benefits Plan,  dated  November  29,
      1988,  filed as Exhibit 10.4 to the company's Form SE (File
      No. 1-8544), dated March 17, 1992.**

10.40*Amendment No. 1 to the Executive SurvivorsO Benefits Plan, effective December 4, 1992, filed as Exhibit 10.10 to the company's Form SE (File No. 1-8544), dated March 24,
      1993.**

10.41*1988 Deferred Compensation Plan dated November 29, 1988, filed as Exhibit 10.5 to the company's Form SE (File No. 1-
      8544), dated February 17, 1989.**

10.42*Amendment No. 1 to the 1988 Deferred Compensation Plan, effective January 1, 1992, filed as Exhibit 10.3 to the company's Form SE (File No. 1-8544), dated March 24,
      1993.**

10.43*1992 DirectorsO Stock Option Plan, dated March 17, 1992, filed as Exhibit 10.06 to the company's Form SE (File No.
      1-8544), dated May 5, 1992.**

10.44*Amended  and Restated Retirement Plan for the Directors  of
      American  President  Companies, Ltd., dated  September  15,
      1992,  filed  as  Exhibit 10.01 to the  company's  Form  SE
      (File No. 1-8544), dated October 20, 1992.**

10.45*American President Companies, Ltd. Retirement Plan, second amendment and restatement effective January 1, 1993, filed as Exhibit 10.2 to the company's Form 10-Q (File No. 1-
      8544), dated May 17, 1995.**

10.46*First  Amendment to the American President Companies,  Ltd.
      Retirement Plan (Second Amendment and Restatement Effective January 1, 1993), effective January 1, 1993, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated November 1, 1995.**

10.47*1989  Stock  Incentive Plan of the company, as amended  and
      restated   effective  April  28,  1994,  filed   with   the
      company's Proxy Statement (File No. 1-8544) for the  Annual
      Meeting of Shareholders held on April 28, 1994.**

10.48*American President Companies, Ltd. SMART Plan, second amendment and restatement effective January 1, 1993, filed as Exhibit 10.45 to the company's Form 10-K (File No. 1-
      8544), dated March 10, 1995.**

10.49*Excess-Benefit Plan of the company, amended and restated effective December 31, 1994, filed as Exhibit 10.46 to the company's Form 10-K (File No. 1-8544), dated March 10,
      1995.**

10.50*1995  Deferred Compensation Plan of the company,  effective
      January  1,  1995, filed as Exhibit 10.47 to the  company's
      Form 10-K (File No. 1-8544), dated March 10, 1995.**

10.51 1995   Supplemental  Executive  Retirement  Plan   of   the
      company, amended and restated effective January 1, 1996.**

10.52*1995 Stock Bonus Plan of the company, effective January  1,
      1996, filed with the company's Proxy Statement (File No. 1-
      8544)  for the Annual Meeting of Shareholders held  on  May
      2, 1995.**

10.53*Employment  Agreement between the company and Maryellen  B.
      Cattani dated April 28, 1994, filed as Exhibit 10.10 to the company's Form 10-Q (File No. 1-8544), dated May 20,
      1994.**

10.54*Employment  Agreement between the company  and  Timothy  J.
      Rhein dated July 28, 1992, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.55*Employment  Agreement between the company and Joji  Hayashi
      dated  July  28,  1992,  filed  as  Exhibit  10.2  to   the
      company's  Form 10-Q (File No. 1-8544), dated  November  4,
      1994.**

10.56*Amendment  No. 1 dated September 7, 1995 to the  Employment
      Agreement  as  amended,  between  the  company   and   Joji
      Hayashi,  filed as Exhibit 10.2 to the company's Form  10-Q
      (File No. 1-8544), November 1, 1995.**

10.57*Employment  Agreement  between the  company  and  James  S.
      Marston dated July 28, 1992, filed as Exhibit 10.3 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.58*Employment  Agreement  between  the  company  and  John  G.
      Burgess dated July 28, 1992, filed as Exhibit 10.4 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.59*Employment  Agreement between the company and Michael  Diaz
      dated  July  28,  1992,  filed  as  Exhibit  10.5  to   the
      company's  Form 10-Q (File No. 1-8544), dated  November  4,
      1994.**

10.60*Employment  Agreement  between  the  company  and  L.  Dale
      Crandall dated February 1, 1995, filed as Exhibit 10.3 to the company's Form 10-Q (File No. 1-8544), May 17, 1995.**

10.61 Agreement  between  the company and John  M.  Lillie  dated
      October 13, 1995.**

10.62*Form of Indemnity Agreements dated March 11, 1988 between the company and Charles S. Arledge, John H. Barr, J. Hayashi, Forrest N. Shumway and Barry L. Williams, filed as Exhibit 10.3 to the company's Form SE (File No. 1-
      8544), dated February 17, 1989.**

10.63*Form of Indemnity Agreements dated April 25, 1991 between the company and F. Warren Hellman and Timothy J. Rhein, filed as Exhibits 10.3 and 10.5 to the company's Form SE
      (File No. 1-8544), dated May 8, 1991.**

10.64*Indemnity Agreement dated October 5, 1993 between the company and Toni Rembe, filed as Exhibit 10.74 to the company's Form 10K (File No. 1-8544), dated March 9,
      1994.**

10.65*Form  of  Indemnity Agreement dated April 28, 1994  between the  company and G. Craig Sullivan, filed as Exhibit  10.62 to  the company's Form 10-K (File No. 1-8544), dated  March
      10, 1995.**

10.66*Form  of  Indemnity Agreement dated June 20,  1994  between the  company and Tully M. Friedman, filed as Exhibit  10.63 to  the company's Form 10-K (File No. 1-8544), dated  March
      10, 1995.**

11.1  Computation of Earnings Per Share.

21.1  Subsidiaries of the company.

23.1  Consent of Independent Public Accountants.

24.1  Powers of Attorney.

27    Financial   Data  Schedules  filed  under  Article   5   of
      Regulation S-X for the year ended December 29, 1995.

*     Incorporated by Reference

**    Denotes management contract or compensatory plan.

***   Application to be filed with the Securities and Exchange
      Commission, pursuant to Exchange Act Rule 24b-2, for confidential treatment of certain portions of this exhibit.

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

AMERICAN PRESIDENT COMPANIES, LTD.
                              (Registrant)



                                 By /s/ William J. Stuebgen
                                        William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer
                                        March 14, 1996


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/  Joji  Hayashi*                             March  14, 1996
      Joji Hayashi
      Chairman of the Board


       /s/  Timothy  J. Rhein*                         March  14, 1996
      Timothy J. Rhein
      President, Chief Executive
      Officer and Director


       /s/  Charles  S. Arledge*                       March  14, 1996
      Charles S. Arledge
      Director


       /s/  John  H. Barr*                             March  14, 1996
      John H. Barr
      Director


       /s/  Tully  M. Friedman*                        March  14, 1996
      Tully M. Friedman
      Director


       /s/  F.  Warren Hellman*                        March  14, 1996
      F. Warren Hellman
      Director


       /s/  Toni  Rembe*                               March  14, 1996
      Toni Rembe
      Director

      /s/ Forrest N. Shumway*                          March 14, 1996
      Forrest N. Shumway
      Director


      /s/ G. Craig Sullivan*                           March 14, 1996
      G. Craig Sullivan
      Director


       /s/ Barry  L. Williams*                         March  14, 1996
      Barry L. Williams
      Director


*By:   /s/ Maryellen B. Cattani                        March  14, 1996
      Maryellen B. Cattani
      Attorney-in-fact