Form 10-K/A
period 1995-12-29
AMERICAN PRESIDENT COMPANIES LTD
filed 1996-05-02
CIK 725457

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

                         TABLE OF CONTENTS

                                                          Page

                              PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K                         3

               SIGNATURES                                    4

This amendment to the Annual Report on Form 10-K for the year ended December 29, 1995 is being filed solely for the purposes of re-filing Exhibit 10.28. The remainder of the Form 10-K, as previously filed, is unchanged.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
FORM 8-K
(a) Documents filed as part of this report:


3.Exhibits required by Item 601 of Regulation S-K

     The following document is an exhibit to this Form 10-K

Exhibit No.    Description of Document

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

AMERICAN PRESIDENT COMPANIES, LTD.
                              (Registrant)



                                 By /s/ William J. Stuebgen
                                        William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer
                                        May 2, 1996