Form 10-Q
period 1996-04-05
AMERICAN PRESIDENT COMPANIES LTD
filed 1996-05-13
CIK 725457

Draft                                 5/9/96    7:06 PM

_____________________________________________________________________________
_____________________________________________________________________________



                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 5, 1996
                                OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to _________________



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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                       Outstanding at May 3, 1996
___________________________         __________________________

Common Stock, $.01 par value                  25,723,449


_____________________________________________________________________________
_____________________________________________________________________________

                AMERICAN PRESIDENT COMPANIES, LTD.

                               INDEX



       PART I.  FINANCIAL INFORMATION                         Page
               _____________________

Item 1.   Consolidated Financial Statements

          Statement of Income                                   3
          Balance Sheet                                         4
          Statement of Cash Flows                               5
          Notes to Consolidated Financial Statements         6-11

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations  12-19


       Part II. OTHER INFORMATION
               _________________

Item  1.  Legal Proceedings                                    20

Item 6.   Exhibits and Reports on Form  8-K                    21

          SIGNATURES                                           22


      The consolidated financial statements presented herein include the accounts of American President Companies, Ltd. and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 29, 1995 (Commission File No. 1-
8544).

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
_____________________________________________________________________________
                                              14 Weeks Ended
(In thousands, except per share amounts)April 5, 1996 April 7, 1995
_____________________________________________________________________________
REVENUES                                  $726,337     $740,661
_____________________________________________________________________________

EXPENSES
Operating, Net of Operating-
 Differential Subsidy                      663,527      687,402
General and Administrative                  13,622       21,340
Depreciation and Amortization               31,621       28,314
_____________________________________________________________________________
   Total Expenses                          708,770      737,056
_____________________________________________________________________________
OPERATING INCOME                            17,567        3,605
_____________________________________________________________________________

Interest Income                              6,745        6,128
_____________________________________________________________________________
Interest Expense                          (17,734)      (8,023)
_____________________________________________________________________________
Income Before Taxes                          6,578        1,710
Federal, State and Foreign Tax Expense       2,697          650
_____________________________________________________________________________

NET INCOME                                $  3,881     $  1,060
_____________________________________________________________________________
Less Dividends on Preferred Stock                         1,688
NET INCOME (LOSS) APPLICABLE
 TO COMMON STOCK                          $  3,881     $  (628)
_____________________________________________________________________________
_____________________________________________________________________________

EARNINGS (LOSS) PER COMMON SHARE
_____________________________________________________________________________
Primary                                   $   0.15     $ (0.02)
Fully Diluted                                 0.15       (0.02)
_____________________________________________________________________________

DIVIDENDS PER COMMON SHARE                $   0.10     $    0.10
_____________________________________________________________________________
_____________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_____________________________________________________________________________
                                           April 5  December 29
(In thousands, except share amounts)          1996         1995
_____________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents               $  138,882    $  76,564
Short-Term Investments                     151,167       59,086
Trade and Other Receivables, Net           243,962      245,490
Fuel and Operating Supplies                 33,787       40,358
Prepaid Expenses and Other Current Assets   58,242       80,840
_____________________________________________________________________________
Total Current Assets                       626,040      502,338
_____________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                      902,466    1,091,991
Containers, Chassis and Rail Cars          792,322      801,274
Leasehold Improvements and Other           285,428      284,850
Construction in Progress                     4,858       25,333
_____________________________________________________________________________
                                         1,985,074    2,203,448
Accumulated Depreciation and Amortization(828,862)    (961,971)
_____________________________________________________________________________
Property and Equipment, Net              1,156,212    1,241,477
_____________________________________________________________________________
INVESTMENTS AND OTHER ASSETS               143,917      134,968
_____________________________________________________________________________

Total Assets                            $1,926,169    $1,878,783
_____________________________________________________________________________
_____________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
 and Capital Leases                     $    3,217    $  11,810
Accounts Payable and Accrued Liabilities   426,222      425,378
_____________________________________________________________________________
Total Current Liabilities                  429,439      437,188
_____________________________________________________________________________
DEFERRED INCOME TAXES                      145,119      157,480
_____________________________________________________________________________
OTHER LIABILITIES                          144,051      127,858
_____________________________________________________________________________
LONG-TERM DEBT                             735,300      685,954
CAPITAL LEASE OBLIGATIONS                      936        1,133
_____________________________________________________________________________
Total Long-Term Debt and
   Capital Lease Obligations               736,236      687,087
_____________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
_____________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
 Authorized-60,000,000 Shares
 Shares Issued and Outstanding-
 25,707,000 in 1996 and 25,669,000 in 1995  25,707       25,669
Additional Paid-In Capital                   2,749        1,943
Retained Earnings                          442,868      441,558
_____________________________________________________________________________
Total Stockholders' Equity                 471,324      469,170
_____________________________________________________________________________
Total Liabilities and
  Stockholders' Equity                  $1,926,169   $1,878,783
_____________________________________________________________________________
_____________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_____________________________________________________________________________
                                              14 Weeks Ended
(In thousands)                       April 5, 1996      April 7, 1995
_____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $  3,881     $  1,060
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in) Operating Activities:
 Depreciation and Amortization                    31,621       28,314
 Deferred Income Taxes                             1,636          137
 Change in Receivables                             1,528          171
 Change in Fuel and Operating Supplies             6,571      (2,893)
 Change in Prepaid Expenses and
   Other Current Assets                           10,265          141
 (Gain) Loss on Sale of Property and Equipment   (1,864)          423
 Change in Accounts Payable and
   Accrued Liabilities                             5,443     (28,825)
 Change in Restructuring Charge Liability        (4,599)
 Other                                          (18,559)        1,950
_____________________________________________________________________________
   Net Cash Provided by Operating Activities      35,923          478
_____________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                            (75,004)     (37,786)
Proceeds from Sales of Property and Equipment    159,515          333
Purchase of Short-Term Investments             (220,442)     (40,890)
Proceeds from Sales of Short-Term Investments    128,361      132,112
Other                                            (3,045)      (3,210)
_____________________________________________________________________________
   Net Cash Provided by (Used in)
    Investing Activities                        (10,615)       50,559
_____________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                  62,215
Repayments of Capital Lease Obligations          (8,790)      (1,507)
Repayments of Debt                              (12,918)     (10,244)
Dividends Paid                                   (2,569)      (4,419)
Debt Issue Costs                                 (1,554)
Other                                                842          346
_____________________________________________________________________________
   Net Cash Provided by (Used in)
    Financing Activities                          37,226     (15,824)
_____________________________________________________________________________
Effect of Exchange Rate Changes on Cash            (216)         (99)
_____________________________________________________________________________
NET INCREASE IN CASH AND CASH EQUIVALENTS         62,318       35,114
_____________________________________________________________________________
Cash and Cash Equivalents at Beginning of Period  76,564       39,754
_____________________________________________________________________________
Cash and Cash Equivalents at End of Period      $138,882     $ 74,868
_____________________________________________________________________________

SUPPLEMENTAL DATA:
_____________________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest           $ 16,049     $  8,858
Income Taxes, Net of Refunds                    $  4,785     $  2,426
_____________________________________________________________________________

See notes to consolidated financial statements.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.   Significant Accounting Policies

Fiscal Year and Quarters

      The  company's  fiscal year ends on the  last  Friday  in
December,  resulting in a 52- or 53-week year.   In  a  52-week
year, the first and fourth quarters are 14 weeks, and the second and third quarters are 12 weeks, which differs from a 53-
week  year,  in  which the fourth quarter  is  15  weeks.   The
company's 1996 and 1995 fiscal years are 52-week years.

Allowance for Doubtful Accounts

      At April 5, 1996 and December 29, 1995, the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, amounted to $22.9 million and $22.5 million, respectively.

Capitalized Interest

      Interest costs of $0.1 million relating to cash paid for construction of port facilities and $2.6 million relating to cash paid for the construction of vessels were capitalized in the first quarter of 1996 and 1995, respectively.

Income Taxes

      The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for 1996 is 41%. The 1996 effective tax rate includes the increased effect of nondeductible items on estimated annual income. The full year effective tax rate for 1995 was 43%, which was adjusted in the fourth quarter to reflect the increased effect of nondeductible items on annual income after the restructuring charge. The effective income tax rate for the first quarter of 1995 was 38%.


Note 2.   United States Maritime Agreements

Operating-Differential Subsidy Agreement

      Amounts paid under the companyOs Operating-Differential Subsidy ("ODS") agreement with the United States Maritime Administration ("MarAd") were $13.6 million and $16.4 million for the quarters ended April 5, 1996 and April 7, 1995, respectively, and have been included as a reduction of operating expenses. The reduction in subsidy in 1996 reflects the sale by the company of six U.S. flag vessels to Matson Navigation Company, Inc. ("Matson") in December 1995 and January 1996 as discussed in Note 6.

Capital Construction Fund

      At April 5, 1996 and December 29, 1995, the Capital Construction Fund consisted of an investment of $71.1 million in the company's trade accounts receivable and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3.  Accounts Payable and Accrued Liabilities

      Accounts Payable and Accrued Liabilities at April 5, 1996
and December 29, 1995 were as follows:
_____________________________________________________________________________
(In thousands)                                     April 5  December 29
                                                      1996         1995
_____________________________________________________________________________
Accounts Payable                               $   66,700    $  58,144
Accrued Liabilities                               247,680      243,228
Current Portion of Insurance Claims                17,233       19,564
Income Taxes                                        2,119        5,855
Unearned Revenue                                   58,224       59,722
Restructuring Charge                               34,266       38,865
_____________________________________________________________________________
Total Accounts Payable and Accrued Liabilities  $ 426,222    $ 425,378
_____________________________________________________________________________
_____________________________________________________________________________

     In the fourth quarter of 1995, the company recorded a one-time charge of $48.4 million related to the accelerated completion of its reengineering program and other organizational changes. The charge included $36.4 million related to the elimination of approximately 950 positions in company  operations that are being reorganized  or  reduced  in size. As of April 5, 1996, a total of $9.3 million in severance payments have been made, $4.4 million of which were made in the first quarter of 1996, and $4.8 million of equipment and leasehold improvements have been written off for closed offices and projects eliminated.


Note 4.   Long-Term Debt

     Long-Term Debt at April 5, 1996 and December 29, 1995
consisted of the following:
_____________________________________________________________________________
(In thousands)                                        April 5  December 29
                                                         1996         1995
_____________________________________________________________________________
Vessel Mortgage Notes Due Through 2008 (1)          $ 396,870     $338,044
8% Senior Debentures $150 million Face Amount,
 Due on January 15, 2024 (2)                          147,176      147,169
7 1/8% Senior Notes $150 million Face Amount,
 Due on November 15, 2003 (2)                         148,272      148,227
Series I 8% Vessel Mortgage Bonds
 Due Through 1997 (3)                                  23,824       33,353
8% Refunding Revenue Bonds Due on November 1, 2009     12,000       12,000
Other                                                   7,158        7,161
_____________________________________________________________________________
Total Long-Term Debt                               $  735,300    $ 685,954
_____________________________________________________________________________
_____________________________________________________________________________

(1)The   company  has  taken  delivery  of  six  new  C11-class
   vessels. To finance a portion of the purchase of these vessels, the company borrowed approximately $340 million in 1995 and $62 million in 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)

   various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels.

   The company entered into interest rate swap agreements on four of the vessel mortgage notes with a notional amount of $272.4 million to exchange the variable interest rates on such notes for fixed rates for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.165% and 6.83%. As a result of the swaps, the effective interest rates range between 6.5% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements will be included in interest expense.

(2)Pursuant to a shelf registration statement, the company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.7 million and $1.8 million at April 5, 1996 and December 29, 1995, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at April 5, 1996 and December 29, 1995.

(3)Principal payments on the companyOs Series I Vessel Mortgage Bonds are due in equal semiannual installments
   totaling  $23.8  million  per year.   The  company  has  the
   option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of two of the remaining cash payments, which it has not yet exercised. Principal amounts are classified as long-term debt based on the company's ability to issue Series II Bonds in lieu of the remaining semiannual cash payments. The bonds issued under this loan agreement are collateralized by the five C10-class vessels.

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

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 5.   Stockholders' Equity

Common Stock

      On April 30, 1996, the Board of Directors approved a program to repurchase, from time to time, up to an aggregate of $50 million of its common stock through open market or privately negotiated transactions.

Earnings (Loss) Per Common Share

      For the quarter ended April 5, 1996, earnings per common share on a primary and fully diluted basis were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. For the quarter ended April 7, 1995, the loss per common share on a primary and fully diluted basis was computed by dividing net income, reduced by the amount of the dividends on the 9% Series C Cumulative Convertible Preferred Stock ("Series C Stock"), by the weighted average number of common shares outstanding. The number of shares used in these computations were as follows:

_____________________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_____________________________________________________________________________
                                              14 Weeks Ended
(In millions)                        April 5, 1996  April 7, 1995
_____________________________________________________________________________
Primary                                       26.1           27.3
Fully Diluted                                 26.4           27.3
_____________________________________________________________________________
_____________________________________________________________________________

      Weighted  average shares for the first  quarter  of  1996
reflects the repurchase of six million shares of the company's common stock in August through October 1995.

Supplemental Earnings Per Share Data

      In July 1995, the Series C Stock was converted into 3,961,498 shares of common stock. Had the Series C Stock been converted at the beginning of 1995, primary and fully diluted earnings (loss) per share for the quarter ended April 7, 1995 would have been $0.03 compared with $(0.02) as reported.

Stock Bonus Plan

     During the first quarter of 1996, the company issued 5,185 shares of common stock and 13,298 phantom shares under the 1995 Stock Bonus Plan (the "Plan"). The Plan permits certain executives and key employees to receive all or part of their bonuses in the form of shares of common stock or phantom shares. In addition, non-employee directors may elect to receive all or part of their annual retainers and/or meeting fees in the form of shares of common stock or phantom shares. Participants receive a premium in the form of additional shares equal to 17.6% of the number of shares of common stock or phantom shares received, which vest over a two year period.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Commitments and Contingencies

Commitments

Alliances

      In  connection  with the sale of the companyOs  K10-class
vessel construction contract to a third party in September 1995, the company, Mitsui OSK Lines, Ltd. ("MOL"), Orient Overseas Container Line ("OOCL") and Nedlloyd Lines B.V. ("NLL"), formed a joint venture company to charter back the K10 vessels for seven years, in which their respective shares are each 25%. OOCL has agreed to subcharter the K10s from the joint venture for seven years for use in the Asia-Europe trade, replacing three of its 2,800 twenty-foot equivalent units F-class vessels. The three replaced F-class vessels are being chartered to the joint venture for ten years, and the company has agreed, in turn, to charter the three F-class vessels from the joint venture for four years. The charters for two such vessels have been assigned by the company to Transportacion Maritima Mexicana, with recourse, for a period of three years. The company plans to deploy the third F-class vessel, upon scheduled delivery in late May 1996, in its West Asia/Middle East service.

      The company and Matson commenced service under a 10-year alliance in February 1996. Pursuant to the terms of this alliance, the company sold Matson six of its U.S. flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995. The remaining five vessels were sold in January 1996. The net gain on the sale of the four vessels used in the alliance and the assets in Guam, after deducting related costs, is estimated to be $2.5 million, depending upon final vessel modifications and drydock costs. The net gain on the sale will be deferred and amortized over the 10-year term of the alliance. The gain on the sale of the fifth vessel was $1.6 million. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

Facilities, Equipment and Services

      The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $74.1 million at April 5, 1996. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At April 5, 1996, the company had outstanding letters of credit totaling $27.5 million, which guarantee the company's performance under certain of its commitments.

American President Companies, Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Commitments and Contingencies (continued)

Commitments (continued)

Employment Agreements

      The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $13.1 million at April 5, 1996.

Contingencies

      In October 1995, Lykes Steamship Company, Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company chartered four L9-class vessels from Lykes, and Lykes operates three Pacesetter vessels chartered from the company. One L9 has been redelivered to Lykes, and the remaining three L9s and the three Pacesetters are currently being operated by the company and Lykes, respectively, under Bankruptcy Court order dated April 4, 1996. The L9-class vessels are used in the company's West Asia/Middle East service. The potential consequences of Lykes' petition are not expected to have a material adverse impact on the companyOs consolidated financial position or results of operations.

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


Note 7.   Sale of Domestic Distribution Services

     On May 2, 1996, the company sold the domestic distribution services segment of its freight brokerage business, to Hub Group, Inc. ("Hub") for approximately $8 million in cash and notes, subject to downward adjustment based on the results of a financial audit being performed on the segment sold. Subject to such adjustment, if any, the company will realize a pre-tax gain of approximately $7 million. In addition, the company and Hub entered into a 10-year agreement whereby the company will provide stacktrain services to Hub. The segment sold represented approximately 6% of the companyOs consolidated 1995 revenues. Subsequent to the date of this report the company will file an amendment to its Form 8-K relating to this transaction that includes proforma financial statements reflecting the effects of this transaction.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended April 5, 1996 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's Annual Report on Form 10-K for the year ended December 29, 1995.

RESULTS OF OPERATIONS
                           First Quarter          First Quarter
(In millions)                       1996    Change         1995
_____________________________________________________________________________
Revenues
 International Transportation      $ 536       2%          $527
 North America Transportation        190    (11%)           214
_____________________________________________________________________________
Operating Income                   $  18    >100%          $  4
_____________________________________________________________________________
Pretax Income                      $   7    >100%          $  2
_____________________________________________________________________________
_____________________________________________________________________________

      Operating income for the first quarter of 1996 was $18 million compared with operating income of $4 million in the first quarter of 1995. Included in operating income for the first quarter of 1996 was a $2 million gain from the sale of a vessel.

     In the 1996 first quarter, the company's earnings improved as a result of reduced per unit operating costs, reduced general and administrative expenses, and an improvement in volumes and average revenue per forty-foot equivalent unit ("FEU") in the company's intra-Asia market as compared with the 1995 first quarter. The decrease in expenses and increase in the intra-Asia market revenue were offset in part by reductions in volumes and average revenue per FEU in the company's U.S. import market compared with 1995.

INTERNATIONAL TRANSPORTATION (1)
                           First Quarter          First Quarter
(Volumes in thousands of FEUs)      1996    Change         1995
_____________________________________________________________________________
Import
 Volumes                            47.1    (10%)          52.4
 Average Revenue per FEU          $3,899     (4%)        $4,069
_____________________________________________________________________________
Export
 Volumes                            42.5     (4%)          44.2
 Average Revenue per FEU          $3,211       1%        $3,170
_____________________________________________________________________________
Intra-Asia
 Volumes                            47.2       3%          46.0
 Average Revenue per FEU          $2,177       9%        $1,996
_____________________________________________________________________________
Asia-Europe
 Volumes                             8.9      N/A           0.3
 Average Revenue per FEU          $2,279    (16%)        $2,706
_____________________________________________________________________________
_____________________________________________________________________________
(1)Volumes  and  average revenue per FEU data  are  based  upon shipments originating during the period, which differs  from
   the   percentage-of-completion  method  used  for  financial
   reporting purposes.

      The company's U.S. import volumes decreased in the first quarter of 1996 compared with the same period last year due to significant decreases in shipments of commercial dry cargo, primarily from Hong Kong, Taiwan and China, attributable to lower overall volumes, excess capacity and strong competition in this market. Volumes of the company's U.S. export cargo decreased in the first quarter of 1996 compared with the first quarter of 1995, due primarily to the sale by the company of six ships and its Guam business to Matson, which resulted in a decrease in the companyOs available vessel capacity in this market, and lower military volumes. Additionally, the company carried heavier cargo in the first quarter of 1996, which constrained utilization of available vessel capacity. Utilization of the company's share of alliance trans-Pacific containership capacity in the first quarter of 1996 was 66% and 89% for U.S. import and U.S. export shipments, respectively, compared with 83% and 98%, respectively, in the first quarter of 1995. The company's intra-Asia volumes increased in the first quarter of 1996 compared with last year's first quarter primarily as a result of increased shipments to and from Kobe, Japan, which were adversely affected in the first quarter of 1995 by the January 1995 earthquake.

      Service between Asia and Europe by the company began in March 1995 with shipments to Denmark, the United Kingdom and the Netherlands, primarily from Hong Kong, the People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in the second quarter of 1995. In the first quarter of 1996, volumes from Asia to Europe were primarily from Hong Kong, the People's Republic of China and Japan, and included such commodities as general merchandise, electronic goods and footwear. First quarter 1996 volumes from Europe to Asia were primarily general merchandise, paper products, and industrial machinery and parts from the Netherlands, the United Kingdom and Denmark.

      Average revenue per FEU for the company's U.S. import shipments decreased in the first quarter of 1996 compared with the first quarter of 1995 due to decreases in negotiated service contract rates beginning in late 1995. In late 1995, the company initiated pricing actions for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in its U.S. import market. Subsequently, competitors and the company have further lowered rates, and considerable rate instability in the U.S. import market continues to exist. Destabilization of rates, if extensive, could have a material adverse impact on carriers in this trade, including the company.

      Average revenue per FEU in the company's U.S. export market increased slightly in the first quarter of 1996 from last year's first quarter due to an increase in commercial dry cargo rates as a result of general rate increases effective mid-1995, partially offset by a decrease in rates for military
cargo.   Average  revenue per FEU in the  company's  intra-Asia
market increased in the first quarter of 1996 compared with the first quarter of 1995, attributable to an increase in the proportion of higher-rated refrigerated cargo and general rate
increases  in  the second and third quarters of 1995.   In  the
first   quarter  of  1995,  the  companyOs  Asia-Europe  market
consisted only of the westbound service which included higher-rated cargo than the eastbound service, resulting in a decrease in average revenue per FEU in the first quarter of 1996 as compared to the first quarter of 1995.

     Other international transportation revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $92 million and $79 million in the 1996 and 1995 first quarters, respectively. This increase reflects increased cargo handling revenues in Asia and North America resulting from the company's alliances, and increased charter hire revenues.

      The company incurred incremental operating expenses and a loss of ocean freight revenues during the first half of 1995 as a result of the earthquake in Kobe, Japan, in January 1995, in which the ocean terminal leased by the company was extensively damaged. The company expects substantially all of these expenses and lost revenues to be recovered through its business interruption insurance and is in the process of finalizing its claim. Management has recorded its best estimate of the recovery.

      The alliance agreements between the company, OOCL, MOL, NLL and Malaysian International Shipping Corporation BHD, were fully implemented in the first quarter of 1996. Also implemented in the first quarter of 1996 was the alliance between the company and Matson. The company and Transportacion Maritima Mexicana ("TMM") were parties to an agreement for a reciprocal charter of vessel space, which ended in September 1995. The company and TMM have entered into a memorandum of understanding with respect to the negotiation of a new three-year agreement for reciprocal charters of vessel space beginning in May or June 1996 and a possible joint service. It is currently expected that a final agreement will be completed by the end of May 1996. However, no assurances can be given as to whether or when those negotiations will be successfully completed. The company and TMM have agreed to continue to exchange vessel space pending finalization of a new agreement.

      Under the company's ODS agreement with MarAd, expiring December 31, 1997, payments to the company were approximately $14 million and $16 million in first quarter of 1996 and 1995, respectively. The company expects ODS payments in 1996 to be between $30 million and $35 million as a result of its sale of six U.S. flag vessels to Matson, compared with $62 million in 1995.

      Proposed maritime support legislation for a 10-year subsidy program with up to $100 million in annual payments to be requested and appropriated on a year-to-year basis has passed the U.S. House of Representatives and is awaiting consideration before the U.S. Senate. It would provide $2.3 million per vessel in 1996, compared with $3.1 million per vessel under ODS. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

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

      In April 1996, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act of 1984 (the "Shipping Act"). The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. This legislation, the Ocean Shipping Reform Act ("HR2149"), would, if enacted, be phased in during 1997 and 1998 and would eliminate government tariff filing and enforcement, allow confidential and independent contracts between shippers and ocean carriers, strengthen provisions that prohibit predatory activities by foreign carriers and prescribe certain oversight responsibilities within the government while continuing the company's existing antitrust immunity. The Ocean Shipping Reform Act is currently awaiting introduction in the U.S. Senate. The company is unable to predict whether this or other proposed legislation will be enacted or whether, if enacted, it will contain terms similar to those proposed. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

      The company currently expects challenging and uncertain conditions in the international shipping market throughout 1996, characterized by excess capacity, flat or lower volumes and reduced rates on its U.S. import business. Additionally, the company expects strong markets in its intra-Asia, refrigerated and U.S. export trades. Whether these conditions materialize, and the severity of the challenges the company faces, depend upon developments such as, but not limited to, the timing and extent of industry deregulation, changes in market growth rates, general economic conditions in the markets served, the amount and timing of an anticipated significant increase in industry capacity, the extent of rate reductions in the company's markets and successful continuation of the company's alliances.

NORTH AMERICA TRANSPORTATION (1)
                           First Quarter          First Quarter
(Volumes in thousands of FEUs)      1996    Change         1995
_____________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain                       $  140     (2%)        $  143
 Non-Stacktrain                       50    (29%)            71
_____________________________________________________________________________
Stacktrain Volumes
 North America                     114.8       4%         110.3
 International                      43.0    (16%)          51.5
_____________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)              $1,220     (6%)        $1,297
_____________________________________________________________________________
_____________________________________________________________________________
(1)Volumes  and  revenue per FEU data are based upon  shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2)In  addition  to third party business, which is referred  to above  as  North  America  Volumes,  the  transportation  of containers  for the company's international customers  is  a
   significant  component of its stacktrain operations.   These
   shipments  are referred to above as International Stacktrain
   Volumes and, since they are eliminated in consolidation, are excluded from Revenues and Stacktrain Average Revenue per FEU.

      Revenues from the company's North America transportation operations decreased in the first quarter of 1996 compared with the first quarter of 1995, primarily as a result of reduced non-stacktrain volumes. The decrease in non-stacktrain volumes was caused by significant reductions in business from certain major
freight   brokerage   customers  and  decreases   in   domestic
automotive shipments as a result of the General Motors strike. The company's North America stacktrain revenues also decreased in the first quarter of 1996 compared with the same period in 1995, primarily due to a decrease in average revenue per FEU reflecting lower rates due to increased competition, and industry-wide softness in demand and excess capacity.

     On May 2, 1996, the company sold the domestic distribution services segment of its freight brokerage business, to Hub Group, Inc. This transaction is more fully described in Note 7 of Notes to Consolidated Financial Statements. The sale will reduce revenues and related operating costs in the companyOs North America operations in future quarters. There can be no assurances that operating costs will be reduced in amounts sufficient to offset the reduction in revenues resulting from the sale

      During the remainder of 1996, the company expects modest growth in demand in the North America stacktrain market. Demand for automotive shipments is expected to be strong but is dependent upon conditions in the U.S. and Mexican economies and the extent to which U.S. automakers continue to operate in Mexico, among other factors. No assurances can be given that growth in these markets will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except          First Quarter          First Quarter
 Operating Cost per FEU)               1996    Change         1995
_____________________________________________________________________________
 Land Transportation                 $  252    (10%)        $  280
 Cargo Handling                         158       4%           152
 Vessel, Net                            110      23%            89
 Transportation Equipment                58       6%            55
 Information Systems                     11    (25%)            15
 Other                                   75    (22%)            96
_____________________________________________________________________________
  Total                              $  664     (3%)        $  687
_____________________________________________________________________________
 Operating Cost per FEU (1)          $2,548     (6%)        $2,715
_____________________________________________________________________________
 Percentage of Transportation Revenue   91%                    93%
_____________________________________________________________________________
_____________________________________________________________________________
(1)Operating expenses used in this calculation include costs associated with certain International and North America revenues that are not volume related.

      Land transportation expenses decreased in the first quarter of 1996 from the first quarter of 1995, due to decreases in domestic automotive and freight brokerage volumes and decreases in company controlled trucking expenses as a result of the companyOs sale of its U.S. trucking operations in June 1995. Cargo handling expenses increased in the first quarter of 1996 compared with 1995, as result of higher volumes from the companyOs alliances, primarily in Europe and Latin
America. This increase was partially offset by lower costs resulting from a weaker Japanese yen compared with the U.S. dollar in the first quarter of 1996 compared with the first
quarter  of  1995.   Vessel expenses  increased  in  the  first
quarter of 1996 compared with the first quarter of 1995 as a result of increased fuel costs related to the new C11-class vessels, increased purchases of vessels space from the alliance partners in the Asia-Europe and Asia-Latin America services, and lower subsidy payments resulting from the sale of six U.S. flag vessels to Matson. Partially offsetting these increases were cost savings as a result of the sale of vessels to Matson. Transportation equipment costs increased in the first quarter of 1996 compared with the first quarter of 1995 due to increased container lease costs. The decrease in information systems costs in the first quarter of 1996 compared with the first quarter of 1995 was due primarily to lower salary costs resulting from the elimination of positions in late 1995. Other operating expenses decreased in the first quarter of 1996 compared with the first quarter of 1995 due to favorable foreign currency rate changes in Asia in 1996, particularly in Japan. Also contributing to the decrease in other operating expenses were costs savings related to the 1995 elimination the company's administrative offices in Hong Kong and position eliminations related to the company's reengineering program.

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

      General and administrative expenses decreased 36% in the first quarter of 1996 compared with the first quarter of 1995. Expenditures for corporate initiatives to improve the company's financial and order cycle processes were approximately $7 million in the first quarter of 1995. There were no such expenditures in the first quarter of 1996. In addition, salary costs decreased due to eliminations of positions.

     Depreciation and amortization expense increased 12% in the first  quarter of 1996 compared with the first quarter of  1995 primarily as a result of the deployment of the six new C11-class vessels and other capital spending.

      Net interest expense increased from $2 million in the first quarter of 1995 to $11 million in the first quarter of 1996, primarily due to debt incurred in connection with the C11-class vessels purchased during 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
                                     April 5            December 29
As of:                                  1996                   1995
_____________________________________________________________________________
 Cash, Cash Equivalents and
  Short-Term Investments              $  290                 $  136
 Working Capital                         197                     65
 Total Assets                          1,926                  1,879
 Long-Term Debt and Capital
  Lease Obligations (1)                  739                    699
_____________________________________________________________________________

                                     April 5                April 7
For the quarter ending:                 1996                   1995
_____________________________________________________________________________
 Cash Provided by Operations          $   36                 $    0
_____________________________________________________________________________
Investing Activities
 Proceeds from the Sales of
  Property and Equipment              $  160                 $    0
 Net Capital Expenditures
  Ships                               $   65                 $   20
  Containers, Chassis and Rail Cars        2                      8
  Leasehold Improvements and Other         8                     10
_____________________________________________________________________________
  Total Net Capital Expenditures      $   75                 $   38
_____________________________________________________________________________
Financing Activities
 Borrowings                           $   62
 Repayment of Debt and Capital Leases   (22)                 $ (12)
 Dividend Payments                       (3)                    (4)
_____________________________________________________________________________
_____________________________________________________________________________
(1)Includes current and long-term portions.

     In the first quarter of 1996, the company sold Matson five U.S. flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately $158 million in cash. This transaction is more fully described in Note 6 of Notes to Consolidated Financial Statements.

     The company took delivery of the final C11-class vessel in January 1996. To finance a portion of this vessel, the company borrowed approximately $62 million in 1996 in the form of vessel mortgage notes under a loan agreement with European banks. This debt is more fully described in Note 4 of Notes to Consolidated Financial Statements.

      In addition to vessel expenditures of $65 million, the company made capital expenditures in the first quarter of 1996 of $10 million primarily for purchases of chassis, containers and terminal and leasehold improvements. Capital expenditures in 1996 are expected to be approximately $235 million, including $65 million of vessel costs. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America and chassis and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $74 million. In the first quarter of 1995, in addition to vessel expenditures of $20 million, the company's other capital expenditures totaled $18 million and were primarily for purchases of chassis and terminal and leasehold improvements.

      On April 30, 1996, the Board of Directors approved a program to repurchase, from time to time, up to an aggregate of $50 million of its common stock through open market or privately negotiated transactions. These repurchases are expected to be made with cash on hand.

      On April 30, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on May 31, 1996 to common stockholders of record on May
15, 1996.

      The company believes its existing resources, cash flows from operations and borrowing capacity under its existing credit facilities (See Note 4 of Notes to Consolidated Financial Statements for a description of these facilities) will be adequate to meet its liquidity needs for the foreseeable future.

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

      The severity of the challenging conditions expected for the company and the shipping industry generally, and the impact of those conditions on the company's operating results, will depend on factors such as the timing and extent of an anticipated slowing of market growth in certain markets served by the company, the amount and timing of an anticipated significant increase in industry capacity due to new vessel deliveries to competing carriers, rate reductions in some market segments due to this additional capacity and other factors, successful continuation of the company's alliances, which comprise a significant factor in the company's long-term strategy to remain competitive, and the pace and degree of industry deregulation, including whether an acceptable maritime support program and proposed amendments to the Shipping Act of 1984 are enacted.

     Demand in the trans-Pacific market is dependent on factors such as the quantity of available import and export cargo in this market and economic conditions in the U.S. and other Pacific Basin countries. The magnitude of the impact on the company of any growth or contraction in the trans-Pacific market will depend on whether and when new vessels ordered by competing carriers are delivered and where they are ultimately deployed and further vessel orders, if any, by competing carriers. Because a number of competing ocean carriers have placed orders for the construction of a significant number of new vessels, growth in capacity in the trans-Pacific market in 1996 and 1997 is expected to be significantly greater than growth in demand.

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

      Other risks and uncertainties include the degree and rate of market growth or contraction in other markets served by the company and the company's ability to respond in mitigation of any contraction or to take advantage of such growth, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations and the continuation and effectiveness of the Trans-Pacific Stabilization Agreement and the various shipping conferences to which the company belongs. The inability of the company to negotiate acceptable labor agreements could result in work stoppages, strikes or other labor difficulties or in higher labor costs, which could have a material adverse effect on the company's operating results. The company has in the past experienced such difficulties and there can be no assurance that any such difficulties will not occur in the future.

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

      Among these actions are approximately 2,390 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. On May 2, 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

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

      In 1995, lawsuits were filed against the company and the U.S. Department of Transportation by certain of the company's unions and union members challenging MarAd's November 15, 1994 action granting the company the waiver allowing it to operate the C11-class vessels under foreign flag. On June 29, 1995, the U.S. District Court granted summary judgment in favor of MarAd and the company, which the unions appealed. On March 22, 1996, the U.S. Court of Appeals for the District of Columbia dismissed the unionsO appeal.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

      The following documents are exhibits to this Form 10-Q:

Exhibit No.    Description of Document
_____________________________________________________________________________


10.1 Amendment No. 1 to Second Amended and Restated Agreement to Acquire and Charter dated January 4, 1996 by and among American President Companies, Ltd. (as Transferor), M.V. President Kennedy, Ltd., M.V. President Adams, Ltd., M.V. President Jackson, Ltd., M.V. President Polk, Ltd., M.V. President Truman, Ltd. and APL Shipholdings, Ltd. (Transferees), Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG (Hamburg), Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG (Hamburg Branch), Banque Internationale a Luxembourg S.A. (as the Syndicate).

10.2  Second  Amendment  to  the American President  Companies,
      Ltd.  Retirement Plan (As Amended and Restated  Effective
      January 1, 1993), effective January 1, 1993.**

10.3  Third Amendment to the American President Companies, Ltd.
      Retirement  Plan  (As  Amended  and  Restated   Effective
      January 1, 1993), effective January 1, 1997.**

10.4  Second  Amendment  to  the American President  Companies,
      Ltd.   SMART   Plan  (Second  Amendment  and  Restatement
      Effective  as of January 1, 1993), effective  January  1,
      1993.**

10.5  Third Amendment to the American President Companies, Ltd.
      SMART Plan (Second Amendment and Restatement Effective as of January 1, 1993), effective April 1, 1996.**

27    Financial  Data  Schedules  filed  under  Article  5   of
      Regulation S-X for the first quarter ended April 5, 1996.

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

                             AMERICAN PRESIDENT COMPANIES, LTD.




Dated:  May 10, 1996            By  /s/ William J. Stuebgen

_______________________________
                                       William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer