Form 10-K/A
period 1995-12-29
AMERICAN PRESIDENT COMPANIES LTD
filed 1996-06-17
CIK 725457

______________________________________________________________________________
______________________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-K/A

                         AMENDMENT NO. 2


(Mark One)
(x)   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 29, 1995
                               OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
      For the transition period from _________________ to _________________



                  Commission File Number 1-8544


                           APL LIMITED
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











______________________________________________________________________________
______________________________________________________________________________

                        TABLE OF CONTENTS


PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K
(a)  Documents filed as part of this report:


 3. Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-K/A

Exhibit No.    Description of Document

99.1 Form   11-K   Annual  Report  for  the  American   President
     Companies, Ltd., SMART Plan for the plan year ended December
     31,  1995,  including Exhibit 23.1, Consent  of  Independent
     Public Accountants.

23.1 Consent of Independent Public Accountants, filed as part  of
     Exhibit 99.1.


SIGNATURES

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           APL LIMITED
                          (Registrant)



                                    By  /s/  William J. Stuebgen
                                             William J. Stuebgen
                                               Vice President,
                                               Controller and
                                           Chief Accounting Officer
                                              June 14, 1996