Form 10-K/A
period 1995-12-29
AMERICAN PRESIDENT COMPANIES LTD
filed 1996-06-17
CIK 725457

______________________________________________________________________________
______________________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-K/A

                         AMENDMENT NO. 3


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

Exhibit No.    Description of Document

99.1 Form  11-K  Annual Report for the American President  Profit
     Sharing  Plan  for  the plan year ended December  31,  1995,
     including  Exhibit  23.1,  Consent  of  Independent   Public
     Accountants.

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