Form 10-Q
period 1996-06-28
APL LTD
filed 1996-08-05
CIK 725457

______________________________________________________________________________
______________________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

(x)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 1996
                             OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________________  to _________________



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                   Outstanding at July 26, 1996
____________________________      ____________________________

Common Stock, $.01 par value                   25,769,742


______________________________________________________________________________
______________________________________________________________________________

                          APL LIMITED

                             INDEX



       PART I.   FINANCIAL INFORMATION                       Page
                 _____________________
Item 1.   Consolidated Financial Statements
          Statement of Income                                   3
          Balance Sheet                                         4
          Statement of Cash Flows                               5
          Notes to Consolidated Financial Statements         6-11

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations  12-21


       Part II.  OTHER INFORMATION
                 _________________

Item  1.  Legal Proceedings                                    22

Item  4.  Submission of Matters to a Vote of Security Holders  23

Item  6.  Exhibits and Reports on Form  8-K                    23

          SIGNATURES                                           24

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
______________________________________________________________________________
(In thousands, except                 Quarter Ended          26 Weeks Ended
  per share amounts)            June 28     June 30      June 28    June 30
                                   1996        1995         1996       1995
______________________________________________________________________________
REVENUES                       $641,055    $674,290   $1,367,392 $1,414,951
______________________________________________________________________________
EXPENSES
Operating, Net of Operating-
  Differential Subsidy          560,624     606,257    1,224,151  1,293,659
General and Administrative       12,110      18,391       25,732     39,731
Depreciation and Amortization    25,764      24,993       57,385     53,307
______________________________________________________________________________
   Total Expenses               598,498     649,641    1,307,268  1,386,697
______________________________________________________________________________
OPERATING INCOME                 42,557      24,649       60,124     28,254

OTHER INCOME (EXPENSE)
Interest Income                   6,253       5,369       12,998     11,497
Interest Expense                (14,826)     (7,018)     (32,560)   (15,041)
______________________________________________________________________________
Income Before Taxes              33,984      23,000       40,562     24,710
Federal, State and
  Foreign Tax Expense            13,122       8,740       15,819      9,390
______________________________________________________________________________
NET INCOME                      $20,862     $14,260     $ 24,743  $  15,320
______________________________________________________________________________
Less Dividends on Preferred Stock             1,687                   3,375
NET INCOME APPLICABLE TO
  COMMON STOCK                  $20,862     $12,573     $ 24,743  $  11,945
______________________________________________________________________________
______________________________________________________________________________

EARNINGS PER COMMON SHARE
______________________________________________________________________________
  Primary                         $0.78       $0.45        $0.94      $0.43
  Fully Diluted                   $0.78       $0.44        $0.93      $0.42
______________________________________________________________________________

DIVIDENDS PER COMMON SHARE        $0.10       $0.10        $0.20      $0.20
______________________________________________________________________________
______________________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_______________________________________________________________
(In thousands, except share amounts)         June 28December 29
                                                1996       1995
_______________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                  $ 141,739   $ 76,564
Short-Term Investments                       156,220     59,086
Trade and Other Receivables, Net             243,938    245,490
Fuel and Operating Supplies                   30,665     40,358
Prepaid Expenses and Other Current Assets     71,758     80,840
_______________________________________________________________
Total Current Assets                         644,320    502,338
_______________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                        905,040  1,091,991
Containers, Chassis and Rail Cars            791,798    801,274
Leasehold Improvements and Other             286,168    284,850
Construction in Progress                       9,106     25,333
_______________________________________________________________
                                           1,992,112  2,203,448
Accumulated Depreciation and Amortization   (847,542)  (961,971)
_______________________________________________________________
Property and Equipment, Net                1,144,570  1,241,477
_______________________________________________________________
INVESTMENTS AND OTHER ASSETS                 144,328    134,968
_______________________________________________________________

Total Assets                              $1,933,218 $1,878,783
_______________________________________________________________
_______________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
  and Capital Leases                        $  3,540   $ 11,810
Accounts Payable and Accrued Liabilities     420,226    425,378
_______________________________________________________________
Total Current Liabilities                    423,766    437,188
_______________________________________________________________
DEFERRED INCOME TAXES                        156,168    157,480
_______________________________________________________________
OTHER LIABILITIES                            136,215    127,858
_______________________________________________________________
LONG-TERM DEBT                               725,223    685,954
CAPITAL LEASE OBLIGATIONS                        963      1,133
_______________________________________________________________
Total Long-Term Debt and Capital Lease
Obligations                                  726,186    687,087
_______________________________________________________________
COMMITMENTS AND CONTINGENCIES
_______________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  25,789,000 in 1996 and 25,669,000 in 1995   25,789     25,669
Additional Paid-In Capital                     3,939      1,943
Retained Earnings                            461,155    441,558
_______________________________________________________________
Total Stockholders' Equity                   490,883    469,170
_______________________________________________________________

Total Liabilities and
  Stockholders' Equity                    $1,933,218 $1,878,783
_______________________________________________________________
_______________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
________________________________________________________________
(In thousands)                                   26 Weeks Ended
                                                June 28 June 30
                                                   1996    1995
________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                     $ 24,743  $15,320
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                  57,385   53,307
  Deferred Income Taxes                           5,762    2,169
  Change in Receivables                           3,552  (22,083)
  Change in Fuel and Operating Supplies           7,769   (5,027)
  Change in Prepaid Expenses and
    Other Current Assets                         (1,082)  (8,648)
 (Gain) Loss on Sale of Property and Equipment   (2,079)     287
  Gain on Sale of Distribution Services          (6,900)
  Change in Accounts Payable and
    Accrued Liabilities                           5,320      (48)
  Change in Restructuring Charge Liability      (11,572)
  Other                                         (20,924)   5,724
________________________________________________________________
   Net Cash Provided by Operating Activities     61,974   41,001
_________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                            (89,633)(138,521)
Proceeds from Sales of Property and Equipment   160,513      901
Proceeds from Sale of Distribution Services       2,000
Purchase of Short-Term Investments             (335,662) (40,889)
Proceeds from Sales of Short-Term Investments   238,528  224,277
Other                                             1,380    1,011
________________________________________________________________
 Net Cash Provided by (Used in)
  Investing Activities                          (22,874)  46,779
________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Debt                                 62,215   71,835
Repayments of Debt                              (20,660) (12,762)
Repayments of Capital Lease Obligations         (10,822)  (2,076)
Dividends Paid                                   (5,144)  (8,845)
Debt Issue Costs                                 (1,617)
Other                                             2,114    1,917
________________________________________________________________
   Net Cash Provided by Financing Activities     26,086   50,069
________________________________________________________________
Effect of Exchange Rate Changes on Cash            (11)    1,864
________________________________________________________________
   NET INCREASE IN CASH AND CASH EQUIVALENTS     65,175  139,713
________________________________________________________________
Cash and Cash Equivalents at Beginning of Period 76,564   39,754
________________________________________________________________
Cash and Cash Equivalents at End of Period     $141,739 $179,467
________________________________________________________________
________________________________________________________________

SUPPLEMENTAL DATA:
________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest        $ 31,523    $15,098
Income Taxes, Net of Refunds                 $  8,584    $ 9,292
________________________________________________________________
NONCASH INVESTING ACTIVITIES:
Notes Receivable from the Sale of
  Distribution Services                      $  6,000
________________________________________________________________
See notes to consolidated financial statements.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.   Significant Accounting Policies
      The consolidated financial statements presented herein include the accounts of APL Limited and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 29, 1995 (Commission File No. 1
8544).

Company Name and Ticker Symbol Changes

     Effective June 1, 1996, American President Companies, Ltd.
effected  a  name  change  to APL Limited.   In  addition,  the
company changed its ticker symbol to APL.

Income Taxes

      The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for 1996 is 39%. The 1996 effective tax rate includes the expected effects of nondeductible items on estimated annual income. The full year effective tax rate for 1995 was 43%, which was adjusted from the expected income tax rate at the end of the second quarter and first half of 1995 of 38% in the fourth quarter to reflect the increased effect of nondeductible items on annual income after the fourth quarter restructuring charge.


Note 2.   United States Maritime Agreements

Operating-Differential Subsidy Agreement

      Amounts paid under the company's Operating-Differential Subsidy ("ODS") agreement with the United States Maritime Administration ("MarAd") were $11.8 million and $14.1 million for the quarters ended June 28, 1996 and June 30, 1995, respectively, and $25.4 million and $30.5 million for the 26 week periods ended June 28, 1996 and June 30, 1995, respectively, and have been included as a reduction of operating expenses. The reduction in subsidy in 1996 reflects the sale by the company of six U.S.-flag vessels to Matson Navigation Company, Inc. ("Matson") in December 1995 and January 1996 as discussed in Note 6.

APL Limited and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3. Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at June 28, 1996 and December 29, 1995, were as follows:
_______________________________________________________________
(In thousands)                              June 28 December 29
                                               1996        1995
_______________________________________________________________
Accounts Payable                           $ 59,824     $58,144
Accrued Liabilities                         249,512     243,228
Current Portion of Insurance Claims          16,957      19,564
Income Taxes Payable                          7,742       5,855
Unearned Revenue                             58,898      59,722
Restructuring Charge                         27,293      38,865
_______________________________________________________________
Total Accounts Payable and
  Accrued Liabilities                      $420,226    $425,378
_______________________________________________________________
_______________________________________________________________

     In the fourth quarter of 1995, the company recorded a one time charge of $48.4 million related to the accelerated completion of its reengineering program and other organizational changes. The charge included $36.4 million related to the elimination of approximately 950 positions in company  operations that are being reorganized  or  reduced  in size. As of June 28, 1996, a total of $15.3 million in severance payments have been made, $10.4 million of which were made in the first half of 1996. In addition, $5.8 million in equipment and leasehold improvements have been written off for closed offices and projects eliminated, $1.2 million of which was in the first half of 1996.


Note 4.   Long-Term Debt

     Long-Term Debt at June 28, 1996 and December 29, 1995 consisted of the following:
_______________________________________________________________
(In thousands)                              June 28 December 29
                                              1996         1995
_______________________________________________________________
Vessel Mortgage Note Due Through 2008 (1) $391,555 $338,044 8% Senior Debentures $150 million Face Amount
Due on January 15, 2024 (2)                147,183      147,169
7 1/8% Senior Notes $150 million Face Amount
Due on November 15, 2003 (2)               148,311      148,227
Series I 8% Vessel Mortgage Bonds
  Due Through 1997(3)                       21,441       33,353
8% Refunding Revenue Bonds Due
  on November 1, 2009                       12,000       12,000
Other                                        7,115        7,161
_______________________________________________________________
Total Debt                                 727,605      685,954
Current Portion                              2,382
_______________________________________________________________
Total Long-Term Debt                      $725,223     $685,954
_______________________________________________________________
_______________________________________________________________

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)

(1)The company has taken delivery of six new C11-class vessels. To finance a portion of the purchase price of these vessels, the company borrowed approximately $340 million in 1995 and $62 million in 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels.

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $268.7 million at June 28, 1996, to exchange the variable interest rates on such notes for fixed rates for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.165% and 6.65%. As a result of the swaps, the effective interest rates range between 6.625% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense.

(2)The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.7 million and $1.8 million at June 28, 1996 and December 29, 1995, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at June 28, 1996 and December 29, 1995. Interest payments are due semiannually.

(3)Principal payments on each of the company's Series I Vessel Mortgage Bonds are due in equal semiannual installments of $2.4 million. The company has the option to issue Series II Bonds due sequentially in semiannual payments at the end of the term of the Series I Bonds in lieu of up to two of the remaining cash payments, which it has not yet exercised. Principal amounts are classified as long-term debt when the company's ability to issue Series II Bonds in lieu of the remaining semiannual cash payments extends beyond one year. The bonds issued under this loan agreement are collateralized by the five C10-class vessels.

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

APL Limited and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)
     As an alternative to borrowing under its credit agreement, the company has an option under that agreement to sell up to $150 million of certain of its accounts receivable to the banks. This alternative is subject to less restrictive financial covenants than the borrowing option.


Note 5.   Stockholders' Equity

Common Stock

      On April 30, 1996, the Board of Directors approved a program to repurchase, from time to time, up to an aggregate of $50 million of its common stock through open market or privately negotiated transactions. As of the end of the second quarter of 1996, no repurchases had been made.

Earnings Per Common Share

      For the second quarter and first half of 1996, earnings per common share on a primary and fully diluted basis were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. Primary earnings per share for the second quarter and first half of 1995 was computed by dividing net income, reduced by the amount of the preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding. For the second quarter of 1995, fully diluted earnings per share were computed based on the assumption that the Series C Cumulative Convertible Preferred Stock ("Series C Stock") was converted into common stock. Fully diluted earnings per share for the first half of 1995 was computed based upon the assumption that Series C Stock was not converted into common stock, as the result would be antidilutive. The number of shares used in these computations were as follows:

_______________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_______________________________________________________________
(In millions)                   Quarter Ended    26 Weeks Ended
                            June 28   June 30   June 28 June 30
                               1996      1995      1996    1995
_______________________________________________________________
Primary                        26.6      28.1      26.3    28.0
Fully Diluted                  26.7      32.1      26.6    28.1
_______________________________________________________________
_______________________________________________________________

      Weighted average shares for the second quarter and first half of 1996 reflect the repurchase of six million shares of the company's common stock in August through October 1995.

Supplementary Earnings Per Share Data
      In July 1995, the Series C Stock was converted into 3,961,498 shares of common stock. Had the Series C Stock been converted at the beginning of 1995, primary earnings per share for the second quarter and first half of 1995 would have been $0.44 and $0.48, respectively, compared with $0.45 and $0.43 as reported. Fully diluted earnings per share for the second quarter and first half of 1995 would have been $0.44 and $0.48, respectively, compared with $0.44 and $0.42 as reported.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 5.   Stockholders' Equity (continued)
Stock Bonus Plan
      During the first half of 1996, the company issued 5,185 shares of common stock and 13,298 phantom shares under the 1995 Stock Bonus Plan (the "Plan"). The Plan permits certain executives and key employees to receive all or part of their bonuses in the form of shares of common stock or phantom shares. In addition, non-employee directors may elect to receive all or part of their annual retainers and/or meeting fees in the form of shares of common stock or phantom shares. Participants receive a premium in the form of additional shares equal to 17.6% of the number of shares of common stock or phantom shares received, which vest over a two year period.

Note 6.   Commitments and Contingencies

Commitments

Alliances

      In connection with the sale of the company's K10-class vessel construction contract to a third party in September 1995, the company, Mitsui OSK Lines, Ltd. ("MOL"), Orient Overseas Container Line ("OOCL") and Nedlloyd Lines B.V. ("NLL"), formed a joint venture company that agreed to charter back the K10 vessels for seven years, in which their respective shares are each 25%. OOCL has agreed to subcharter the K10s from the joint venture for
seven years for use in  the  AsiaEurope   trade,  replacing
three  of  its  2,800   twenty-foot
equivalent unit F-class vessels. The three replaced F-class vessels are being chartered to the joint venture for ten years and subchartered by the company from the joint
venture for four years.   The  subcharters  for two of such
vessels have been assumed by Transportacion Maritima Mexicana ("TMM") for a period of three years. TMM's obligations under the assumed subcharters have been guaranteed by the company. The company has been deploying the third F-class vessel since May 1996 in its West Asia/Middle East service.

      The company and Matson commenced service under a 10-year alliance in February 1996. In connection with the alliance, the company sold Matson six of its U.S.-flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. The net gain on the sale of the four vessels used in the alliance and the assets in Guam, after deducting related costs, is estimated to be $2.5 million, depending upon final vessel modification and drydock costs. The net gain on the sale will be deferred and amortized over the 10-year term of the alliance. The net gain on the sale of the fifth vessel was $1.6 million and was recognized in the first quarter of 1996. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6.   Commitments and Contingencies (continued)

Commitments (continued)

Facilities, Equipment and Services

      The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $106.1 million at June 28, 1996. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At June 28, 1996, the company had outstanding letters of credit totaling $28.6 million, which guarantee the company's performance under certain of its commitments.

Contingencies

     In October 1995, Lykes Bros. Steamship Co., Inc.
("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws.
The company chartered four L9-class vessels from Lykes, and Lykes operates three Pacesetter vessels chartered from the
company.   Two  L9s  had been  redelivered to Lykes as of
June 28, 1996 and a  third  L9 was  subsequently
redelivered. The remaining L9, which is scheduled to be returned in late September 1996, and the three Pacesetters are currently being operated by the company and Lykes, respectively, under Bankruptcy Court order dated April 4,
1996.   The  L9-class vessel is used in the company's  West
Asia/Middle East service. On July 26, 1996, the Bankruptcy Court gave its final approval to a settlement agreement between the company and Lykes, which confirms the company's continued use of the L9 still on charter until mid-September 1996. The settlement also allows Lykes the use of the three Pacesetters until December 31, 1997 and requires Lykes to cure liens it has created on those vessels. The settlement agreement is subject to certain conditions and may be appealed. The potential consequence of Lykes' Chapter 11 petition are not expected to have a material adverse impact on the company's consolidated financial position or operations.

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

Note 7.   Sale of Domestic Distribution Services

      On May 2, 1996, the company sold its rights to service certain domestic intermodal customers of APL Land Transport Services, Inc. ("APLLTS"), a wholly owned subsidiary of the company, to Hub Group, Inc. ("Hub") for $2.0 million in cash and $6.0 million in notes, and realized a pre-tax gain of $6.9 million. In addition, APLLTS and Hub entered into a 10-year agreement whereby APLLTS will provide stacktrain services to Hub. Revenues related to the servicing rights sold represented approximately 6% of the company's consolidated 1995 revenues.

APL Limited and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and 26 weeks ended June 28, 1996 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's Annual Report on Form 10-K for the year ended December 29, 1995.

RESULTS OF OPERATIONS
                                Second Quarter         Year to Date
(In millions)                 1996  1995 Change    1996  1995  Change
______________________________________________________________________
Revenues
______________________________________________________________________
 International Transportation  $482  $495  (3%)  $1,018  $1,022    0%
 North America Transportation   159   179 (11%)     349     393  (11%)
______________________________________________________________________
Operating Income               $ 42  $ 25  73%   $  60   $   28 >100%
______________________________________________________________________
Pretax Income                  $ 34  $ 23  48%   $  41   $   25   64%
______________________________________________________________________
______________________________________________________________________

      Operating income for the second quarter and first half of 1996 was $42 million and $60 million, respectively, compared with operating income of $24 million and $28 million in the second quarter and first half of 1995, respectively. Included in operating income for the second quarter and first half of 1996 was a $6.9 million gain from the sale of the company's rights to service certain domestic intermodal customers. Also included in operating income for the first half of 1996 was a $1.6 million gain from the sale of a vessel which occurred in the first quarter.

      In the second quarter and first half of 1996, the company's operating income improved primarily as a result of reduced per unit operating costs, reduced general and administrative expenses, and improved average revenue per forty foot equivalent unit ("FEU") in the company's intra-Asia market, in each case as compared with the second quarter and first half of 1995. These factors were partially offset by reductions in revenues in the company's U.S. import and U.S. export markets and increases in interest expense in the second quarter and first half of 1996 as compared with the same periods in 1995.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                              Second Quarter          Year to Date
                            1996   1995 Change     1996   1995 Change
_____________________________________________________________________
Import
 Volumes                    48.1   46.6    3%      95.2   99.0   (4%)
 Average Revenue per FEU  $3,633 $4,303  (16%)   $3,764 $4,179  (10%)
_____________________________________________________________________
Export
 Volumes                    34.0   40.8  (17%)     76.5   85.0  (10%)
 Average Revenue per FEU  $3,207 $3,236   (1%)   $3,209 $3,201    0%
_____________________________________________________________________
Intra-Asia
 Volumes                    43.8   43.8    0%      91.0   89.8    1%
 Average Revenue per FEU  $2,190 $1,989   10%   $2,183  $1,992   10%
_____________________________________________________________________
Asia-Europe
 Volumes                    10.0    4.2 >100%     18.9     4.5 >100%
 Average Revenue per FEU  $2,097 $2,424  (13%)  $2,182  $2,444  (11%)
_____________________________________________________________________
_____________________________________________________________________

(1)Volumes  and  average revenue per FEU data  are  based  upon shipments originating during the period, which differs  from
   the   percentage-of-completion  method  used  for  financial
   reporting purposes.

      The company's U.S. import volumes increased in the second quarter of 1996 compared with the same period last year primarily as a result of increases in military dry cargo, and commercial dry cargo from South China. U.S. import volumes decreased in the first half of 1996 compared with the first half of 1995 due to decreases in shipments of commercial dry cargo, primarily from Hong Kong, Taiwan, Malaysia and the Philippines, particularly in the first quarter of 1996. The U.S. import market continues to be affected by lower overall volumes, excess capacity and strong competition.

      Volumes of the company's U.S. export cargo decreased in the second quarter and first half of 1996 compared with the second quarter and first half of 1995, due primarily to the sale by the company of six ships and its Guam business to Matson, which resulted in a decrease in the company's available vessel capacity in this market. Additionally, the company generally carried heavier cargo in the first half of 1996, which constrained utilization of available vessel capacity.

      Utilization of the company's share of alliance transPacific containership capacity in the first half of 1996 was 69% and 85% for U.S. import and U.S. export shipments, respectively, compared with 81% and 99%, respectively, in the first half of 1995.

      The company's intra-Asia volumes were unchanged in the second quarter of 1996 compared with last year's second quarter as decreased commercial dry cargo was offset by increased refrigerated cargo. Intra-Asia volumes increased slightly in the first half of 1996 compared with the first
half of 1995  as increased   refrigerated  cargo  more  than
offset    decreased commercial  dry cargo.  In addition,
reduced shipments to and from Kobe, Japan resulting from the January 1995 earthquake adversely affected the first half of 1995.

      Service between Asia and Europe by the company began in March 1995 with shipments to Denmark, the United Kingdom
and the   Netherlands,  primarily  from  Hong  Kong,  the
People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in the
second  quarter  of 1995.   In  the second quarter and first
half of 1996, volumes from Asia to Europe were primarily from Hong Kong, the People's Republic of China and Japan, and included such commodities as general merchandise, electronic goods and footwear. Shipments from Europe to Asia in the second quarter and first half 1996 were primarily general merchandise, paper products, and industrial machinery and parts from the Netherlands, the United Kingdom and Denmark.

      Average revenue per FEU for the company's U.S. import shipments decreased in the second quarter and first half of 1996 compared with the second quarter and first half of 1995 due to decreases in negotiated service contract rates beginning in late 1995 and continuing into the second quarter of 1996. In late 1995, the company initiated pricing actions for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in its U.S. import market. Subsequently, competitors and the company have further lowered rates, and considerable rate instability in the U.S. import market continues to exist.
Destabilization of rates, if extensive, could have a material adverse impact on carriers in this trade, including the company.

      The slight decline in average revenue per FEU in the company's U.S. export market in this year's second quarter compared with the same period in 1995 was due to a decrease in rates for military dry cargo, partially offset by increases in refrigerated cargo rates. Average revenue per FEU for the first half of 1996 compared with the first half of 1995 was relatively unchanged as decreased rates for military dry cargo offset increased refrigerated cargo rates.

     Average revenue per FEU in the company's intra-Asia market increased in the second quarter and first half of 1996 compared with the second quarter and first half of 1995 attributable to a higher proportion of higher-rated refrigerated and longerdistance shipments and modest general rate increases since the second quarter of 1995.

      Average revenue per FEU in the company's Asia-Europe market decreased in the second quarter and first half of 1996 as compared to the second quarter and first half of 1995. Eastbound service in the Asia-Europe market, which includes lower-rated cargo than the westbound service, began in the second quarter of 1995 and resulted in a reduction in average revenue per FEU. Additionally, rate deterioration in this market resulting from excess vessel capacity contributed to lower average revenue per FEU.

     Other international transportation revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $82 million and $174 million in the second quarter and first half of 1996, respectively, compared with $74 million and $153 million in the second quarter and first half of 1995, respectively. This increase reflects increased cargo handling revenues in Asia and North America resulting from the company's alliances, and increased charter hire revenues.

      The company incurred incremental operating expenses and a loss of ocean freight revenues during the second quarter and first half of 1995 as a result of the January 1995 earthquake in Kobe, Japan, in which the ocean terminal
leased  by  the company   was   extensively  damaged.   The
company   expects substantially  all of these expenses and
lost revenues to be recovered through its business interruption insurance and has submitted its claim to its
insurers.  Management recorded  its best   estimate   of
the  recovery  in  other   international transportation
revenues in 1995.

      The alliance agreements between the company, OOCL, MOL, NLL and Malaysian International Shipping Corporation
BHD, were fully   implemented  in  the  first  quarter  of
1996.    Also implemented  in  the  first quarter of 1996
was the alliance between the company and Matson. The company and TMM are parties to an agreement for a reciprocal charter of vessel space. The company and TMM have entered into negotiations with respect to the reciprocal charter of increased vessel space. It is currently expected that a final agreement will be completed by the end of the third quarter of 1996. However, no assurances can be given as to whether or when those negotiations will be successfully completed. The company and TMM have agreed to continue to exchange vessel space pending finalization of a revised agreement.

      Under the company's ODS agreement with MarAd, expiring December 31, 1997, payments to the company were approximately $25 million and $31 million in the first half of 1996 and 1995, respectively. As a result of its sale of six U.S.-flag vessels to Matson, the company expects ODS payments in 1996 to be between $35 million and $40 million, compared with $62 million in 1995.

      Proposed maritime support legislation providing for a 10year subsidy program with up to $100 million in annual payments to be requested and appropriated on a year-to-year basis has passed the U.S. House of Representatives and is awaiting consideration before the U.S. Senate. It would provide $2.3 million per vessel per year, compared with $3.1 million per vessel under ODS. The company is not able to predict whether or when maritime support legislation will be enacted or what terms such legislation may have, if enacted.

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

      In April 1996, legislation was introduced in the U.S. House of Representatives that would substantially modify the Shipping Act of 1984 (the "Shipping Act"). The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. This legislation, the Ocean Shipping Reform Act ("HR2149"), would, if enacted, be phased in during 1997 and 1998 and would eliminate government tariff filing and enforcement, allow confidential and independent contracts between shippers and ocean carriers, strengthen provisions that prohibit predatory activities by foreign carriers and prescribe certain oversight responsibilities within the government while continuing the company's existing antitrust immunity. A similar bill was introduced in the U.S. Senate thereafter which has been amended in several respects. The company is unable to predict whether this or other proposed legislation will be enacted or whether, if enacted, it will contain terms similar to those proposed. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

      For the remainder of 1996, the company currently expects continuing strong markets in its intra-Asia and refrigerated trades. Additionally, the company currently expects lower U.S. export volumes than in 1995, reflecting the sale of the Guam business and reduced market demand.
In  the  company's  U.S. import   market,  the  company
currently expects challenging conditions for the remainder of the year, characterized by excess capacity,
flat or lower volumes and reduced rates.                The
extent to which these conditions materialize depends upon developments such as, but not limited to, changes in market growth rates, general economic and political conditions in the markets served, the amount and timing of an anticipated significant increase in industry capacity, the extent of rate reductions in the company's markets, successful continuation of the company's alliances, and the timing and extent of industry deregulation.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                           Second Quarter        Year to Date
                          1996  1995 Change   1996  1995  Change
_________________________________________________________________
Revenues (2) (In millions)
 Stacktrain             $  128  $ 124   3%   $ 268  $ 267     0%
 Non-Stacktrain             31     55 (43%)     81    126   (36%)
_________________________________________________________________
Stacktrain Volumes
 North America           102.9   96.5   7%   217.7  206.8     5%
 International            38.2   43.3 (12%)   81.2   94.8   (14%)
_________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)    $1,244 $1,284  (3%) $1,232 $1,291    (5%)
_________________________________________________________________
_________________________________________________________________
(1)Volumes and revenue per FEU data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2)In addition to third party business, which is referred to above as North America Volumes, the transportation of containers for the company's international customers is a
   significant  component of its stacktrain operations.   These
   shipments are referred to above as International Stacktrain Volumes and, since they are eliminated in consolidation, are excluded from Revenues and Stacktrain Average Revenue per FEU.

      Revenues from the company's North America transportation operations decreased 11% in the second quarter and first half of 1996 compared with the same periods in 1995, primarily as a result of the sale of the company's rights to service certain domestic intermodal customers early in the second quarter of 1996. The sale reduced revenues and related operating costs in the company's North America operations in the second quarter and first half of 1996, and is expected to reduce revenues and related operating costs in future quarters. Also contributing to the revenue decline were lower rates due to increased competition, industry-wide softness in demand and excess capacity. Partially offsetting the decline in revenues in the second quarter of 1996 compared with the same period in 1995 was an increase in the company's North America stacktrain revenues primarily due to increased volumes in the U.S. and Mexico markets.

      During the remainder of 1996, the company currently expects modest growth in demand in the North America stacktrain market. Demand for automotive shipments is expected to be strong but is dependent upon conditions in the U.S. and Mexican economies and the extent to which U.S. automakers continue to operate in Mexico, among other factors. No assurances can be given that growth in demand in these markets will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except           Second Quarter        Year to Date
 Operating Cost per FEU)      1996  1995 Change    1996  1995 Change
____________________________________________________________________
 Land Transportation        $  211  $ 233  (9%)  $  463 $  513 (10%)
 Cargo Handling                148    140   6%      306    292   5%
 Vessel, Net                    83     92 (10%)     193    181   6%
 Transportation Equipment       49     50  (2%)     107    105   2%
 Information Systems            11     11   0%       22     26 (16%)
 Other                          58     81 (27%)     133    177 (24%)
____________________________________________________________________
 Total                      $  560 $  607  (8%)  $1,224 $1,294  (5%)
____________________________________________________________________
 Operating Cost per FEU (1) $2,504 $2,803 (11%)  $2,618 $2,859  (8%)
 Operating Ratio (1)           93%    96%           96%    98%
____________________________________________________________________
____________________________________________________________________
(1)Operating   Costs   used   in  these  calculations   include
   Operating, General and Administrative, and Depreciation and Amortization expenses, some of which are associated with certain International and North America revenues that are not volume related. Prior periods have been restated for comparability.

      The strengthening of the U.S. dollar relative to the Japanese yen had a positive impact on the 1996 second quarter and first half operating expenses of approximately $7 million and $10 million, respectively, compared with the same periods in 1995. The yen/dollar exchange rate averaged 106 and 107 yen to the dollar in the second quarter and first half of 1996, respectively, compared with 84 and 89 yen to the dollar in the second quarter and first half of 1995, respectively.

      Land transportation expenses decreased in the second quarter and first half of 1996 from the comparable periods in 1995 due to the sale during the second quarter of 1996 of the rights to service certain domestic intermodal customers and reduced rail rates. Additionally, company controlled trucking expenses declined in the second quarter and first half of 1996, as a result of the company's sale of its U.S. trucking operations in June 1995.

      Cargo handling expenses increased in the second quarter and first half of 1996 compared with 1995, primarily as result of higher stevedoring volumes largely from the company's alliances, and higher rates in certain locations. The revenues for these services provided by the company to its alliance partners are included in other transportation revenues. This increase was partially offset by lower costs resulting from a weaker Japanese yen compared with the U.S. dollar in the second quarter and first half of 1996 compared with the 1995 periods.

      Vessel expenses decreased in the second quarter of 1996 compared with second quarter of 1995 primarily as a result of cost savings from the sale of six U.S.-flag vessels to Matson. This decline was partially offset by increased costs related to the new C11-class vessels. Subsidy payments were lower as a result of the vessel sales to Matson, partially offset by a prior year subsidy rate adjustment. Fuel prices increased 5% and 7% in the second quarter and first half of 1996, respectively, compared with the comparable 1995 periods. Vessel expenses increased in the first half of 1996 compared with first half of 1995 as a result of increased costs related to the new C11-class vessels, increased purchases of vessel space from the alliance partners in the Asia-Europe and AsiaLatin America services, and lower subsidy payments. Partially offsetting the year to date increases were cost savings as a result of the sale of vessels to Matson.

      Transportation equipment costs decreased in the second quarter of 1996 compared with the second quarter of 1995 and increased in the first half of 1996 compared with the first half of 1995, reflecting the relative amounts of increased container lease costs and reduced rail car per diem costs.

      The  decrease in information systems costs in  the
first half  of  1996  compared with the first half of  1995
was  due primarily to the elimination of positions in late
1995.

      Other operating expenses decreased in the second quarter and first half of 1996 compared with the second quarter and first half of 1995 due to the pretax gain of $6.9 million on the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996, and favorable foreign currency rate changes in Asia in 1996, particularly in Japan. Also contributing to the decrease in other operating expenses were cost savings related to position eliminations
resulting   from  the  company's   reengineering program.

      Certain of the company's collective bargaining
agreements covering  shoreside and unlicensed seagoing unions
in the  U.S. expired in June  and  July  1996.   The  company
completed negotiations with the respective unions, and new three-year contracts were agreed to by the unions in July 1996 with  no significant  disruptions  in  the company's
operations.   Each contract  is subject to ratification by
the unions' membership and is scheduled to be voted upon in August.

      The company's new contract with its unlicensed seagoing unions provides for automatic termination 45 days after the enactment of proposed legislation establishing a new maritime support program. During this 45-day period, the company and the unions would meet to negotiate a new agreement covering any vessels enrolled in the program. The contract also provides for severance payments of $1.2 million per vessel in the event proposed maritime support legislation is not enacted and the company sells or flags under foreign registry any of its seven vessels which are covered by the contract. The company is not able to predict whether or when maritime support legislation will be enacted or whether, if it is enacted, the company will be able to reach agreement with the unions through the collective bargaining process on terms and conditions providing sufficient labor efficiencies to compensate for
reduced subsidy payments.   If the maritime support
legislation is enacted and the company is unable to reach such an agreement, labor difficulties which could have a material adverse impact on the company's operations could result.

      General and administrative expenses decreased 34% and 35% in the second quarter and first half of 1996, respectively, compared with the second quarter and first half of 1995. Expenditures for corporate initiatives to improve the company's financial and order cycle processes were approximately $6 million and $13 million in the second
quarter and first half of 1995,  respectively.   There were
no such expenditures in the second quarter and first half of 1996. In addition, salary costs decreased due to eliminations of positions.

      Depreciation and amortization expense increased 3% and 8% in the second quarter and first half of 1996 compared with the same periods in 1995 primarily as a result of the deployment of the six new C11-class vessels and other capital spending.

      Net  interest  expense increased from $2 million  and
$4 million  in  the  second  quarter  and  first  half  of
1995, respectively, to $9 million and $20 million in the second quarter and first half of 1996, respectively,
primarily due  to debt   incurred  in  connection  with  the
C11-class   vessels purchased during 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
_______________________________________________________________
                                   June 28       December 29
As of:                                1996              1995
_______________________________________________________________
 Cash, Cash Equivalents and
  Short-term Investments             $ 298            $  136
 Working Capital                       221                65
 Total Assets                        1,933             1,879
 Long-Term Debt and Capital
  Lease Obligations (1)                730               699
_______________________________________________________________

                                   June 28           June 30
For the 26 weeks ending:              1996              1995
_______________________________________________________________
 Cash Provided by Operations         $  62            $   41
_______________________________________________________________
INVESTING ACTIVITIES
 Proceeds from Sales of
  Property and Equipment             $ 161            $    1
 Proceeds from Sale of
 Distribution Services                   2
Net Capital Expenditures
 Ships                               $  68            $  105
 Containers, Chassis and Rail Cars       7                15
 Leasehold Improvements and Other       15                19
_______________________________________________________________
  Total Net Capital Expenditures     $  90            $  139
_______________________________________________________________
FINANCING ACTIVITIES
  Borrowings                         $  62            $   72
  Repayment of Debt and Capital Leases (31)              (15)
  Dividend Payments                     (5)               (9)
_______________________________________________________________
_______________________________________________________________
(1)Includes current and long-term portions.

     In the first quarter of 1996, the company sold Matson five U.S.-flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately $158 million in cash. This transaction is more fully described in Note 6 of Notes to Consolidated Financial Statements.

     The company took delivery of its final C11-class vessel in January 1996. To finance a portion of the cost of this vessel, the company borrowed approximately $62 million in 1996 in the form of vessel mortgage notes under a loan agreement with European banks. This debt is more fully described in
Note 4 of Notes to Consolidated Financial Statements.

      In addition to vessel expenditures of $68 million, the company made capital expenditures in the first half of 1996 of $22 million primarily for purchases of chassis, containers, and terminal and leasehold improvements. Capital expenditures in 1996 are currently expected to be approximately $205 million, including $69 million of vessel costs. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America, refrigerated containers and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $106 million. In the first half of 1995, in addition to vessel expenditures of $105 million, the company's other capital expenditures totaled $34 million primarily for purchases of chassis and terminal and leasehold improvements.

      On April 30, 1996, the Board of Directors approved a program to repurchase, from time to time, up to an aggregate of $50 million of its common stock through
open  market  or privately  negotiated  transactions.   These
repurchases       are
expected to be made with cash on hand. As of the end of the second quarter of 1996, no repurchases had been made.

      On July 30, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on September 1, 1996 to common stockholders of record on August 15, 1996.

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

      The severity of the challenging conditions expected
for the company and the shipping industry generally, and the impact of those conditions on the company's operating results, will depend on factors such as the timing and extent of an anticipated slowing of market growth in certain markets served by the company, the amount and timing of an anticipated significant increase in industry capacity due to new vessel deliveries to competing carriers, rate reductions in some market segments due to this additional capacity and other factors, successful continuation of the company's alliances, which comprise a significant factor in the company's long-term strategy to remain competitive, union member ratification of labor contracts concluded by the company and the pace and
degree   of   industry  deregulation,  including  whether
an acceptable maritime support program and proposed amendments to the Shipping Act of 1984 are enacted.

      Demand in the trans-Pacific market is dependent on factors such as the quantity of available import and export cargo in this market and economic and political conditions in the U.S. and other Pacific Basin countries. The magnitude of the impact on the company of any growth or contraction in the trans-Pacific market will depend on whether and when new vessels ordered by competing carriers are delivered and where they are ultimately deployed and further vessel orders, if any, by competing carriers. Because a number of competing ocean carriers have placed orders for the construction of a significant number of new vessels, growth in capacity in the trans-Pacific market in 1996 and 1997 is expected to be significantly greater than growth in demand.

      Growth in demand in the North America stacktrain market and demand for automotive shipments will depend on economic and political conditions in the U.S. and Mexico, including the relative values of the U.S. dollar and the Mexican Peso, and the extent to which U.S. automakers continue to operate in Mexico, among other factors.
Growth in these markets could also be impacted by labor disputes involving the company's customers or service providers.

      The continuation of savings in operating expenses, and further incremental savings, if any, in connection with the company's reengineering program and organizational changes will depend on the ultimate future effectiveness and results of those efforts. There can be no assurance that the company will continue to realize these savings, and changes in the timing of any anticipated savings by the company, or the failure to realize some or all of these savings, could materially and adversely affect the company's operating results.

     Other risks and uncertainties include the degree and rate of market growth or contraction in other markets served by the company and the company's ability to respond in mitigation of any contraction or to take advantage of such growth, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal
business fluctuations and  the continuation    and
effectiveness   of   the   Trans-Pacific Stabilization
Agreement and the various shipping conferences to which the company belongs. The failure by the union memberships to ratify labor agreements recently concluded by the company could result in work stoppages, strikes or other labor difficulties or in higher labor costs, which could have a material adverse effect on the company's operating results. The company has in the past experienced such difficulties and there can be no assurance that any
such difficulties will  not occur  in  the  future.   The
company's inability to reach agreement with the unions through the collective bargaining process on terms and conditions providing sufficient labor efficiencies to compensate for reduced subsidy payments in the event maritime support legislation is enacted could also result in such labor difficulties.

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

      Among these actions are approximately 2,670 cases
pending against  the company, together with numerous other
ship  owners and  equipment manufacturers, involving injuries or  illnesses allegedly  caused  by  exposure  to  asbestos
or  other  toxic substances on ships.  In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively
dismissed  most  of  such cases                      without
prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court agreed to reinstate 29 cases against vessel owners provided that medical evidence is provided by September 30, 1996. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

      The  company insures its potential liability  for
bodily injury to seamen  through  mutual  insurance  associations.
Industry-wide   resolution  of  asbestos-related   claims
and resolutions of claims against bankrupt shipping companies at higher than expected amounts could result in additional contributions to those associations by the company and other association members.

     In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act and the Intercoastal Shipping Act of 1933, and seeking an
undetermined amount of reparations. Three             private
shippers  are  also  complainants   in   this
proceeding. On June 3, 1996, the FMC administrative law judge ordered that the complaint be dismissed on the
merits.   The complainants filed an appeal on July 25, 1996
with the FMC.   A decision by the FMC is expected in August
1997.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on April 30, 1996 in Oakland, California. The election of three Class I directors and ratification of auditors, were submitted to the stockholders, as described in the company's Proxy Statement dated March 26, 1996, and were voted upon and approved by the stockholders at the meeting. The following table describes the results of the stockholder votes:
                              Votes       Votes     Withheld
                                For     Against     /Abstain
_____________________________________________________________

Election of Directors:

Tully M. Friedman        22,629,530                  130,789
Joji Hayashi             22,319,593                  440,726
G. Craig Sullivan        22,636,206                  124,113
Ratification of Auditors 22,648,425      76,849       35,045

      The voting included 25,696,015 shares of common stock (each of which was entitled to one vote), representing
88.6% of the outstanding shares of common stock on the record date of March 1, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

   The following documents are exhibits to this Form 10-Q:

Exhibit
 No.               Description of Document
_______            _______________________

3.1  Integrated copy of the amended By-Laws.

3.2  Certificate  of Ownership and Merger merging  APL
     Limited into American President Companies, Ltd., and changing the name of American President Companies, Ltd.
     to APL Limited, effective June 1, 1996.

10.1 Amendment  No.  2 to the 1988 Deferred Compensation
     Plan, effective April 1, 1996

27   Financial  Data  Schedules  filed  under  Article   5
     of Regulation S-X for the second quarter ended June 28, 1996.

(b)  Reports on Form 8-K

     On May 17, 1996 and July 16, 1996, the company filed a Form 8-K and a Form 8-K/A, respectively, dated May 2, 1996, for the sale of the rights to service certain domestic intermodal customers to Hub Group, Inc., and the pro-forma effects of the sale.

                APL Limited and Subsidiaries





                         SIGNATURES


     Pursuant  to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     APL LIMITED

Dated:  August  2,  1996              By   /s/   William J. Stuebgen

______________________                    ____________________________
                                                 William J. Stuebgen
                                                  Vice President,
                                                  Controller and
                                                  Chief Accounting Officer