Form 10-Q
period 1996-09-20
APL LTD
filed 1996-10-31
CIK 725457

______________________________________________________________________________
______________________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 20, 1996
                               OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________________ to _________________



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                Outstanding at October 18, 1996
____________________________   _______________________________

Common Stock, $.01 par value                   25,022,140


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

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
______________________________________________________________________________
(In thousands, except             Quarter Ended       Three Quarters Ended
  per share amounts) September 20  September 22  September 20  September22
                             1996          1995          1996         1995
______________________________________________________________________________
REVENUES                 $646,123      $711,148    $2,013,515   $2,126,099
______________________________________________________________________________

EXPENSES                  597,305       657,601     1,904,573    2,044,298
______________________________________________________________________________
OPERATING INCOME           48,818        53,547       108,942       81,801

OTHER INCOME (EXPENSE)
Interest Income             6,468         4,735        19,466       16,232
Interest Expense          (14,483)       (8,457)      (47,043)     (23,498)
______________________________________________________________________________
Income Before Taxes        40,803        49,825        81,365       74,535
Federal, State and
  Foreign Tax Expense      12,659        18,933        28,478       28,323
______________________________________________________________________________
NET INCOME                $28,144      $ 30,892    $   52,887    $  46,212
______________________________________________________________________________
Less Dividends on Preferred Stock                                    3,375
NET INCOME APPLICABLE TO
  COMMON STOCK            $28,144      $ 30,892    $   52,887    $  42,837
______________________________________________________________________________
______________________________________________________________________________

EARNINGS PER COMMON SHARE
______________________________________________________________________________
  Primary                   $1.07        $1.02          $2.01        $1.49
  Fully Diluted             $1.07        $0.97          $2.01        $1.42
______________________________________________________________________________

DIVIDENDS PER COMMON SHARE  $0.10        $0.10          $0.30        $0.30
______________________________________________________________________________
______________________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
______________________________________________________________________________
(In thousands, except share amounts)    September 20December 29
                                                1996       1995
______________________________________________________________________________
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents                  $ 130,635   $ 76,564
Short-Term Investments                       177,868     59,086
Trade and Other Receivables, Net             242,484    245,490
Fuel and Operating Supplies                   30,474     40,358
Prepaid Expenses and Other Current Assets     66,696     80,840
______________________________________________________________________________
Total Current Assets                         648,157    502,338
______________________________________________________________________________
PROPERTY AND EQUIPMENT
Ships                                        905,899  1,091,991
Containers, Chassis and Rail Cars            789,076    801,274
Leasehold Improvements and Other             287,477    284,850
Construction in Progress                      13,061     25,333
______________________________________________________________________________
                                           1,995,513  2,203,448
Accumulated Depreciation and Amortization  (864,519)  (961,971)
______________________________________________________________________________
Property and Equipment, Net                1,130,994  1,241,477
______________________________________________________________________________
INVESTMENTS AND OTHER ASSETS                 147,806    134,968
______________________________________________________________________________

Total Assets                               $1,926,957  $1,878,783
______________________________________________________________________________
______________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current Portion of Long-Term Debt
  and Capital Leases                        $  9,983   $ 11,810
Accounts Payable and Accrued Liabilities     427,612    425,378
______________________________________________________________________________
Total Current Liabilities                    437,595    437,188
______________________________________________________________________________
DEFERRED INCOME TAXES                        161,072    157,480
______________________________________________________________________________
OTHER LIABILITIES                            118,111    127,858
______________________________________________________________________________
LONG-TERM DEBT                               707,439    685,954
CAPITAL LEASE OBLIGATIONS                        886      1,133
______________________________________________________________________________
Total Long-Term Debt and
 Capital Lease Obligations                   708,325    687,087
______________________________________________________________________________
COMMITMENTS AND CONTINGENCIES
______________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  25,170,000 in 1996 and 25,669,000 in 1995   25,170     25,669
Additional Paid-In Capital                                1,943
Retained Earnings                            476,684    441,558
______________________________________________________________________________
Total Stockholders' Equity                   501,854    469,170
______________________________________________________________________________

Total Liabilities and
 Stockholders' Equity                     $1,926,957 $1,878,783
______________________________________________________________________________
______________________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
______________________________________________________________________________
(In thousands)                             Three Quarters Ended
                                       September 20September 22
                                               1996        1995
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                 $ 52,887     $46,212
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization              83,466      79,022
  Deferred Income Taxes                      12,094       6,847
  Change in Receivables                       5,006    (28,883)
  Change in Fuel and Operating Supplies       6,311     (4,846)
  Change in Prepaid Expenses and
   Other Current Assets                       1,126     (3,543)
  Gain on Sale of Property and Equipment    (2,364)     (3,281)
  Gain on Sale of Distribution Services     (6,900)
  Change in Accounts Payable
   and Accrued Liabilities                  17,163      30,972
  Change in Restructuring Charge Liability (17,629)
  Gain on Curtailment of Pension and
   Postretirement Benefits                 (12,934)
  Other                                    (22,772)      16,580
______________________________________________________________________________
   Net Cash Provided by
    Operating Activities                   115,454      139,080
______________________________________________________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures                      (102,776)   (238,393)
Proceeds from Sales of
 Property and Equipment                    161,728      39,203
Proceeds from Sale of Distribution Services  2,000
Purchase of Short-Term Investments        (407,725)    (40,889)
Proceeds from Sales of
 Short-Term Investments                    288,943     250,366
Other                                       (1,546)     (1,959)
______________________________________________________________________________
   Net Cash Provided by (Used in)
     Investing Activities                  (59,376)       8,328
______________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common Stock                 (14,755)   (139,622)
Issuance of Debt                             62,215     143,670
Repayments of Debt                         (31,342)    (19,955)
Repayments of Capital Lease Obligations    (11,604)     (2,956)
Dividends Paid                              (7,713)    (11,793)
Debt Issue Costs                            (1,624)
Other                                         2,265       4,369
______________________________________________________________________________
   Net Cash Used in Financing Activities    (2,558)    (26,287)
______________________________________________________________________________
Effect of Exchange Rate Changes on Cash         551       (550)
______________________________________________________________________________
   NET INCREASE IN CASH AND CASH EQUIVALENTS 54,071     120,571
______________________________________________________________________________
Cash and Cash Equivalents at
 Beginning of Period                         76,564      39,754
______________________________________________________________________________
Cash and Cash Equivalents at End of Period $130,635     $160,325
______________________________________________________________________________
______________________________________________________________________________

SUPPLEMENTAL DATA:
______________________________________________________________________________
CASH PAID FOR:
Interest, Net of Capitalized Interest      $ 45,073     $22,892
Income Taxes, Net of Refunds               $ 17,671     $17,823
______________________________________________________________________________
NONCASH INVESTING ACTIVITIES:
Notes Receivable from the Sale of
  Distribution Services                    $  6,000
Change in Trade Receivables Invested
  in the Capital Construction Fund                      $25,652
______________________________________________________________________________
NONCASH FINANCING ACTIVITIES:
Conversion of Redeemable Preferred Stock                $75,000
______________________________________________________________________________

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

Income Taxes

      The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for 1996 is 35%, which was reduced in the third quarter to reflect additional tax credits expected to become available this year. The full year effective tax rate for 1995 was 43%, which was adjusted in the fourth quarter from 38% to reflect the increased effect of nondeductible items on annual income after the fourth quarter restructuring charge.

Reclassifications

      Certain 1995 amounts have been reclassified to conform with the 1996 presentation.


Note 2.   United States Maritime Agreements

Operating-Differential Subsidy Agreement

       Amounts recorded under the company's Operating-Differential Subsidy ("ODS") agreement with the United States Maritime Administration ("MarAd") were $10.7 million and $13.6 million for the quarters ended September 20, 1996 and September 22, 1995, respectively, and $36.1 million and $44.1 million for the three quarters ended September 20, 1996 and September 22, 1995, respectively, and have been included as a reduction of expenses. The reduction in subsidy in 1996 reflects the sale by the company of six U.S.-flag vessels to Matson Navigation Company, Inc. ("Matson") in December 1995 and January 1996 as discussed in Note 7.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3.Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at September 20,
1996 and December 29, 1995, were as follows:
______________________________________________________________________________
(In thousands)                         September 20 December 29
                                               1996        1995
______________________________________________________________________________
Accounts Payable                           $ 54,297     $58,144
Accrued Liabilities                         271,491     243,228
Current Portion of Insurance Claims          15,892      19,564
Income Taxes Payable                          4,242       5,855
Unearned Revenue                             60,454      59,722
Restructuring Charge                         21,236      38,865
______________________________________________________________________________
Total Accounts Payable and
 Accrued Liabilities                      $427,612     $425,378
______________________________________________________________________________
______________________________________________________________________________

     In the fourth quarter of 1995, the company recorded a one-time charge of $48.4 million related to the accelerated completion of its reengineering program and other organizational changes. As of September 20, 1996, a total of $20.3 million in severance payments have been made, $15.5 million of which were made in the first three quarters of 1996. In addition, $6.7 million in equipment and leasehold improvements have been written off for closed offices and projects eliminated, $2.1 million of which was written off in the first three quarters of 1996.


Note 4.   Long-Term Debt

     Long-Term Debt at September 20, 1996 and December 29, 1995
consisted of the following:
______________________________________________________________________________
(In thousands)                         September 20 December 29
                                               1996        1995
______________________________________________________________________________
Vessel Mortgage Note Due Through 2008 (1)  $388,064     $338,044
8% Senior Debentures $150 million Face Amount
 Due on January 15, 2024 (2)                147,189     147,169
7 1/8% Senior Notes $150 million Face Amount
 Due on November 15, 2003 (2)               148,352     148,227
Series I 8% Vessel Mortgage Bonds
  Due Through 1997(3)                        14,294      33,353
8% Refunding Revenue Bonds
 Due on November 1, 2009                     12,000      12,000
Other                                         7,070       7,161
______________________________________________________________________________
Total Debt                                  716,969     685,954
Current Portion                               9,530
______________________________________________________________________________
Total Long-Term Debt                       $707,439     $685,954
______________________________________________________________________________
______________________________________________________________________________

(1)  The company has taken delivery of six new C11-class vessels.
   To finance a portion of the purchase price of these vessels, the company borrowed approximately $339.9 million in 1995 and $62.2 million in 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two
   payments.   The  notes issued under this loan agreement  are
   collateralized by the C11-class vessels.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $266.8 million at September 20, 1996, to exchange the variable interest rate obligations on such notes for fixed rate obligations for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.465% and 6.81%. As a result of the swaps, the effective interest rates range between 6.625% and 7.461% for the first five years after inception, and 6.625% and 7.586% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense.

(2)The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.6 million and $1.8 million at September 20, 1996 and December 29, 1995, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at September 20, 1996 and December 29, 1995. Interest payments are due semiannually.

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


Note 5.   Employee Benefit Plans

      During the third quarter of 1996, the company recognized curtailment gains of $11.2 million and $1.7 million related to its defined benefit pension plans and postretirement health care plan, respectively. These gains resulted from the net decreases in pension and postretirement liabilities for employees who left the company in 1995 and 1996 as a result of its reengineering program.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Stockholders' Equity

Common Stock

      In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open market or privately negotiated transactions. As of September 20, 1996, the company had repurchased 627,100 shares of its common stock under this program through open market transactions at an average price of $23.48 per share, plus expenses. All repurchased shares were retired. The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital and Retained Earnings on the accompanying Consolidated Balance Sheet.

Earnings Per Common Share

      For the third quarter and first three quarters of 1996, earnings per common share on a primary and fully diluted basis were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. Primary earnings per share for the third quarter and first three quarters of 1995 was computed by dividing net income, reduced by the amount of the preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding. Fully diluted earnings per share for the third quarter and first three quarters of 1995 was computed based upon the assumption that the Series C Cumulative Convertible Preferred Stock ("Series C Stock") was converted at the beginning of the period. The number of shares used in these computations were as follows:

_____________________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_____________________________________________________________________________
(In millions)                  Quarter Ended        Three Quarters Ended
                  September 20  September 22  September 20  September 22
                          1996          1995          1996          1995
_____________________________________________________________________________
Primary                   26.3          30.3          26.3          28.7
Fully Diluted             26.3          31.8          26.3          32.5
_____________________________________________________________________________
_____________________________________________________________________________

      Weighted average shares for the third quarter and first three quarters of 1996 reflect the repurchase of six million shares of the company's common stock in August through October 1995, and the repurchase of 627,100 shares in 1996 as described above.

Supplementary Earnings Per Share Data

      In July 1995, the Series C Stock was converted into 3,961,498 shares of common stock. Had the Series C Stock been converted at the beginning of 1995, primary earnings per share for the third quarter and first three quarters of 1995 would have been $0.98 and $1.45, respectively, compared with $1.02 and $1.49 as reported. Fully diluted earnings per share for the third quarter and first three quarters of 1995 would not have changed from the reported amounts of $0.97 and $1.42, respectively.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Stockholders' Equity (continued)

Stock Bonus Plan

      During the first three quarters of 1996, the company issued 6,253 shares of common stock and 13,697 phantom shares under the 1995 Stock Bonus Plan (the "Plan"). The Plan permits certain executives and key employees to receive all or part of their bonuses in the form of shares of common stock or phantom shares. In addition, non-employee directors may elect to receive all or part of their annual retainers and/or meeting fees in the form of shares of common stock or phantom shares. Participants receive a premium in the form of additional shares equal to 17.6% of the number of shares of common stock or phantom shares received, which vest over a two year period.


Note 7.   Commitments and Contingencies

Commitments

Alliances

      In  connection  with the sale of the company's  K10-class
vessel construction contract to a third party in September 1995, the company, Mitsui OSK Lines, Ltd. ("MOL"), Orient Overseas Container Line ("OOCL") and Nedlloyd Lines B.V. ("NLL"), formed a joint venture company that agreed to charter back the K10 vessels for seven years, in which their respective shares are each 25%. OOCL has agreed to subcharter the K10s from the joint venture for seven years for use in the Asia-Europe trade, replacing three of its 2,800 twenty-foot equivalent unit F-class vessels. The three replaced F-class vessels are being chartered to the joint venture for ten years and subchartered by the company from the joint venture for four years. The subcharters for two of such vessels have been assumed by Transportacion Maritima Mexicana ("TMM") for a period of three years. TMMOs obligations under the assumed subcharters have been guaranteed by the company. The company has been deploying the third F-class vessel since May 1996 in its West Asia/Middle East service.

      The company and Matson commenced service under a 10-year alliance in February 1996. In connection with the alliance, the company sold Matson six of its U.S.-flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163.4 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. The net gain on the sale of the four vessels used in the alliance and the assets in Guam, after deducting related costs, is estimated to be $1.9 million, depending upon final vessel modification and drydock costs. The net gain on the sale will be deferred and amortized over the 10-year term of the alliance. The net gain on the sale of the fifth vessel was $1.6 million and was recognized in the first quarter of 1996. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.   Commitments and Contingencies (continued)

Commitments (continued)

Facilities, Equipment and Services

      The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $99.3 million at September 20, 1996. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At September 20, 1996, the company had outstanding letters of credit totaling $29.1 million which guarantee the company's performance under certain of its commitments.

Contingencies

     In October 1995, Lykes Bros. Steamship Co., Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company chartered four L9-class vessels from Lykes, and Lykes operates three Pacesetter vessels chartered from the company. All four L9s were redelivered to Lykes by September 25, 1996, and the three Pacesetters continue to be operated by Lykes. On July 26, 1996, the Bankruptcy Court gave its final approval to a settlement agreement, which became effective on August 9, 1996, between the company and Lykes, establishing terms for the payment of the company's claims against Lykes for unpaid charter hire. The settlement also allows Lykes the use of the three Pacesetters until December 31, 1997 and requires Lykes to obtain the release of liens it permitted to be established against those vessels. Certain Bankruptcy Court orders underlying the settlement agreement have been appealed. LykesO bankruptcy filing is not expected to have a material adverse impact on the company's consolidated financial position or operations.

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


Note 8.   Sale of Domestic Distribution Services

      On May 2, 1996, the company sold its rights to service certain domestic intermodal customers of APL Land Transport Services, Inc. ("APLLTS"), a wholly owned subsidiary of the company, for $2.0 million in cash and $6.0 million in notes, and realized a pre-tax gain of $6.9 million. In addition,
APLLTS and the purchaser entered into a 10-year agreement whereby APLLTS will provide stacktrain services to the purchaser. Revenues related to the servicing rights sold represented approximately 6% of the company's consolidated 1995 revenues.

APL Limited and Subsidiaries

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND
       RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations for the third quarter and first three quarters of 1996 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's Annual Report on Form 10-K for the year ended December 29, 1995.

RESULTS OF OPERATIONS
                          Third Quarter        Year to Date

(In millions)           1996   1995 Change    1996    1995  Change
______________________________________________________________________________
Transportation Revenues
______________________________________________________________________________
 International          $510.0 $539.8 (6%)  $1,528.1 $1,562.2 (2%)
 North America           136.2  171.3 (20%)    485.5    563.9 (14%)
______________________________________________________________________________
Operating Income        $ 48.9 $ 53.5 (9%)  $  109.0 $   81.8  33%
______________________________________________________________________________
Pretax Income           $ 40.9 $ 49.8 (18%) $   81.4 $   74.5   9%
______________________________________________________________________________
______________________________________________________________________________

      Pretax income for the third quarter and first three quarters of 1996 was $40.9 million and $81.4 million, respectively, compared with pretax income of $49.8 million and $74.5 million in the third quarter and first three quarters of 1995, respectively. During the third quarter of 1996, the company recorded a gain of $12.9 million resulting from the curtailment of obligations for pension and postretirement benefits due to workforce reductions. Also included in pretax income for the first three quarters of 1996 was a $6.9 million gain from the sale of the companyOs rights to service certain domestic intermodal customers, and a $1.6 million gain from the sale of a vessel. In the third quarter of 1995, the company recognized gains of $3.6 million from the sale of a vessel and vessel construction contracts, and $3.5 million in liquidated damages from the delayed delivery of two C11-class vessels. Excluding these gains and liquidated damages, pretax income for the third quarter and first three quarters of 1996 was $28.0 million and $60.0 million, respectively, compared with $42.7 million and $67.4 million for the same periods of 1995.

      After excluding the gains and the liquidated damages discussed above, pretax income for the third quarter of 1996 declined compared with the third quarter of 1995 primarily as a result of lower revenue per forty-foot-equivalent unit ("FEU") in the company's U.S. import market, lower volumes and average revenue per FEU in the company's U.S. export market, lower average revenue per FEU in the Asia-Europe market and higher cargo handling costs. Partially offsetting these factors were higher volumes in the company's U.S. import, intra-Asia and Asia-Europe markets and lower operating and administrative expenses compared with last year's third quarter. Additionally, in the third quarter of 1996, the company benefited from lower accruals for certain employee benefit costs, favorable insurance and other claims experience and subsidy adjustments.

     After excluding the gains and the liquidated damages discussed above, pretax income for the first three quarters of 1996 was lower than the same period in 1995, as a result of lower revenue per FEU in the company's U.S. import market, lower volumes and average revenue per FEU in the company's U.S. export market, lower average revenue per FEU in the Asia-Europe market, higher cargo handling costs and higher net interest expense. Partially offsetting these factors were higher volumes in the company's U.S. import, intra-Asia and Asia-Europe markets, higher revenue per FEU in the company's intra-Asia market and lower operating and administrative expenses compared with last year's first three quarters.

INTERNATIONAL TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                         Third Quarter          Year to Date

                             1996   1995 Change    1996    1995 Change
______________________________________________________________________________
Import
 Volumes                      61.0   49.9   22%    156.2  148.9   5%
 Average Revenue per FEU    $3,413 $4,367  (22%)  $3,627 $4,242 (14%)
______________________________________________________________________________
Export
 Volumes                      31.7   40.0 (21%)    108.2  125.0 (13%)
 Average Revenue per FEU    $3,271 $3,553  (8%)   $3,227 $3,314  (3%)
______________________________________________________________________________
Intra-Asia
 Volumes                      42.8   39.9   7%    133.8  129.7    3%
 Average Revenue per FEU    $2,089 $2,060   1%   $2,153 $2,013    7%
______________________________________________________________________________
Asia-Europe
 Volumes                      10.1    6.9  47%     29.0   11.4 >100%
 Average Revenue per FEU    $2,076 $2,500 (17%)  $2,145 $2,478 (13%)
______________________________________________________________________________
______________________________________________________________________________
(1)Volumes  and  average revenue per FEU data  are  based  upon shipments originating during the period, which differs  from
   the   percentage-of-completion  method  used  for  financial
   reporting purposes.

      The company's U.S. import volumes increased significantly in the third quarter of 1996 compared with the same period last year primarily as a result of increases in commercial dry cargo from South China, Hong Kong and Taiwan. U.S. import volumes also increased in the first three quarters of 1996 compared with the first three quarters of 1995 due to increases in shipments of commercial dry cargo, primarily from South China, Hong Kong and Japan. Increases in military dry cargo volumes also contributed to higher volumes in the 1996 periods compared with the 1995 periods.

      Volumes of the company's U.S. export cargo decreased in the third quarter and first three quarters of 1996 compared with the third quarter and first three quarters of 1995 due primarily to reductions in shipments of commercial dry cargo to the People's Republic of China, Hong Kong, Korea, Japan and Taiwan resulting from strong competition and reduced demand. Refrigerated cargo volumes also declined in the third quarter and first three quarters of 1996, compared with last year's periods, due to increased competition. In addition, the sale by the company of six ships and its Guam business to Matson contributed to lower volumes in the third quarter and first three quarters of 1996 compared with the same periods of 1995. Earlier in 1996, the company generally carried heavier cargo, which constrained utilization of available vessel capacity and also contributed to lower U.S. export volumes in the first three quarters of 1996 compared with the first three quarters of 1995.

      Utilization of the company's share of alliance trans-Pacific containership capacity in the first three quarters of 1996 was 77% and 80% for U.S. import and U.S. export shipments, respectively, compared with 82% and 97%, respectively, in the first three quarters of 1995.

      The company's intra-Asia volumes increased in the third quarter and first three quarters of 1996 compared with the same periods last year as shipments of both commercial dry cargo and refrigerated cargo increased. The increases were primarily exports from the People's Republic of China, Hong Kong, India and Korea, partially offset by decreases in exports from Japan and Taiwan. In addition, reduced shipments to and from Kobe, Japan resulting from the January 1995 earthquake adversely affected the first three quarters of 1995.

     Volumes in the company's Asia-Europe market increased significantly in the third quarter and first three quarters of 1996 from the same periods last year. The company began shipping cargo from Asia to Europe in the first quarter of 1995, and from Europe to Asia in the second quarter of 1995. The increase in the company's volumes in the Asia-Europe market in the third quarter and first three quarters of 1996 compared with the same periods of 1995 is attributable to increased shipments from Hong Kong and the People's Republic of China to Denmark, the United Kingdom and the Netherlands. The increase in the first three quarters of 1996 compared with the first three quarters of 1995 is also attributable to the startup of operations.

      Average revenue per FEU for the company's U.S. import shipments decreased in the third quarter and first three quarters of 1996 compared with the third quarter and first three quarters of 1995 due to decreases in negotiated service contract rates. In late 1995, the company initiated pricing actions for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in its U.S. import market. Subsequently, competitors and the company have further lowered rates, and considerable rate instability in the U.S. import market continues to exist. Destabilization of rates, if extensive, could have a material adverse impact on carriers in this trade, including the company. The total U.S. import market continues to be affected by lower overall volumes, excess capacity and strong competition.

      The decline in average revenue per FEU in the company's U.S. export market for the third quarter and first three quarters of 1996 compared with the same periods of 1995 was due to lower rates for commercial dry cargo compared with the 1995 periods resulting from increased competition and reduced demand in this market.

     Average revenue per FEU in the company's intra-Asia market increased slightly in the third quarter and first three quarters of 1996 compared with the third quarter and first three quarters of 1995 due to a higher proportion of higher-rated refrigerated and longer-distance shipments. The increase in average revenue per FEU in the intra-Asia market in the first three quarters of 1996 compared with the same period last year was also impacted by modest general rate increases since mid-1995.

      Average revenue per FEU in the company's Asia-Europe market decreased in the third quarter and first three quarters of 1996 as compared to the third quarter and first three quarters of 1995. Eastbound service in the Asia-Europe market, which includes lower-rated cargo than the westbound service, began in the third quarter of 1995 and resulted in a reduction in average revenue per FEU. Additionally, rate deterioration in this market resulting from excess vessel capacity contributed to lower average revenue per FEU in the 1996 periods compared with the 1995 periods.

     Other international transportation revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $90.2 million and $263.7 million in third quarter and first three quarters of 1996, respectively, compared with $81.3 million and $234.7 million in the third quarter and first three quarters of 1995, respectively. These increases primarily reflect increased cargo handling revenues in Asia and North America resulting from the company's alliances.

      The company experienced lower ocean freight revenues and incremental operating expenses during first half of 1995 as a result of the January 1995 earthquake in Kobe, Japan, in which the ocean terminal leased by the company was extensively damaged. The company expects substantially all of these expenses and lost revenues to be recovered through its business interruption insurance and has submitted its claim to its insurers. Management recorded its best estimate of the recovery in other international transportation revenues in 1995.

      The alliance agreements between the company, OOCL, MOL, NLL and Malaysian International Shipping Corporation BHD (the "Global Alliance") were fully implemented in the first quarter of 1996. On September 9, 1996, NLL announced its intention to merge with the container line operations of The Peninsular and Oriental Steam Navigation Company ("P&O") by December 31, 1996. NLL and P&O are members of different alliances, and the future alliance participation of the combined company has not yet been determined.

If NLL or the combined company do not continue in the Global Alliance, there could be a significant impact on its operations. However, the company believes that acceptable alternatives may be available. The company cannot predict whether or when the NLL-P&O combination will be completed or the impact its alliance participation could have on the operations of the Global Alliance.

     The alliance between the company and Matson was also implemented in the first quarter of 1996. In September 1996, the company and TMM amended their existing agreement for the reciprocal charter of vessel space. The amended agreement is effective until late April 1999 and automatically renews for one year unless terminated with one year's notice.

      Under the company's ODS agreement with MarAd, which expires December 31, 1997, payments to the company were approximately $36.1 million and $44.1 million in the first three quarters of 1996 and 1995, respectively. As a result of the sale of six U.S.-flag vessels to Matson, the company expects ODS payments in 1996 to be approximately $44 million, compared with $61.5 million in 1995.

      On October 8, 1996, H.R. 1350, the Maritime Security Act of 1996, was signed into law. This legislation provides for a 10-year Maritime Security Program ("MSP") with up to $100 million in payments per annum which must be appropriated on a annual basis. MSP will provide $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005. Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel will expire on November 22, 1996. Existing agreements covering licensed personnel expire in December 1997 and June 1998. The company has begun negotiations with both its licensed and unlicensed unions to attempt to achieve sufficient labor efficiencies to permit it to enroll vessels in the MSP. MarAd has requested that MSP enrollment applications be filed by November 7, 1996. If new labor agreements are not reached, labor disruptions that could have a material adverse impact on the company's operations could result after expiration of the existing agreements. The company is not able to predict whether it will be able to achieve sufficient labor efficiencies through the collective bargaining process to permit it to participate in MSP, whether labor disruptions could occur, or whether its application for authority to flag its vessels under foreign registry will be granted if it is unable to reach agreement with its unions.
While no assurances can be given, management of the company believes that it will be able to structure its operations to enable it to continue to operate on a competitive basis.

      In April 1996, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would substantially modify the Shipping Act of 1984 ("Shipping Act"). The Shipping Act, among other things, provides the company with certain immunity from antitrust laws, and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. Although Congress failed to adopt this legislation, it will most likely be reintroduced in 1997. The legislation proposed in 1996 contained provisions that would have been phased in, and would have eliminated government tariff filing, allowed confidential and independent contracts between shippers and ocean carriers, strengthened provisions that prohibit predatory activities by foreign carriers, and prescribed certain oversight responsibilities within the government while continuing the company's existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted, and whether it will contain terms similar to those proposed in 1996. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material adverse impact on the competitive environment in which the company operates and on the company's results of operations.

      For the remainder of 1996, the company currently expects excess vessel capacity and rate volatility in the U.S. import and Asia-Europe markets. Additionally, the company currently expects lower U.S. export volumes and rates than in 1995, reflecting weak demand, strong competition and the sale of the Guam business. The company currently expects continued strength in its intra-Asia market. The extent to which these conditions materialize depends upon developments such as, but not limited to, changes in market growth rates, general economic and political conditions in the markets served, the amount and timing of continuing significant increases in industry capacity, the extent of rate reductions in the companyOs markets, successful continuation of the company's alliances, whether sufficient labor efficiencies can be achieved, and the timing and extent of industry deregulation.

NORTH AMERICA TRANSPORTATION (1)
(Volumes in thousands of FEUs)
                         Third Quarter          Year to Date

                        1996    1995  Change     1996    1995 Change
______________________________________________________________________________
Revenues (2) (In millions)
 Stacktrain            $ 120.9 $ 117.0   3%     $ 389.0 $ 383.9   1%
 Non-Stacktrain           15.3    54.3 (72%)       96.5   180.0 (46%)
______________________________________________________________________________
Stacktrain Volumes
 North America           100.3    93.3   7%       318.0   300.1   6%
 International            43.3    45.5  (5%)      124.5   140.3 (11%)
______________________________________________________________________________
Stacktrain Average
 Revenue per FEU (2)    $1,205  $1,253  (4%)     $1,223  $1,279 (4%)
______________________________________________________________________________
______________________________________________________________________________
(1)Volumes  and  revenue per FEU data are based upon  shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.
(2)In  addition  to third party business, which is referred  to above  as  North  America  Volumes,  the  transportation  of containers  for the company's international customers  is  a
   significant  component of its stacktrain operations.   These
   shipments  are referred to above as International Stacktrain
   Volumes and, since they are eliminated in consolidation, are excluded from Revenues and Stacktrain Average Revenue per FEU.

      Revenues from the company's North America transportation operations decreased 20% and 14% in the third quarter and first three quarters of 1996, respectively, compared with the same periods in 1995, primarily as a result of the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996. The sale reduced non-stacktrain revenues and related operating costs in the company's North America operations in the third quarter and first three quarters of 1996, and is expected to reduce revenues and related operating costs in future quarters. Also contributing to the revenue decline in the third quarter and first three quarters of 1996 from the 1995 periods were lower rates due to increased competition, industry-wide softness in demand and excess capacity. Revenues in the third quarter and first three quarters of 1996 were positively impacted by an increase in the company's stacktrain volumes in the U.S. and Mexico markets compared with last year.

      During the remainder of 1996, the company currently expects modest growth in demand in the North America stacktrain and automotive markets, and flat or lower rates. Demand in these markets is dependent upon conditions in the U.S. and Mexican economies and the extent to which U.S. automakers continue to operate in Mexico, among other factors. In addition, growth in these markets could be impacted by labor disputes involving the companyOs customers or service providers. No assurances can be given that growth in demand in these markets will materialize.

TRANSPORTATION OPERATING EXPENSES
(In millions, except      Third Quarter        Year to Date
 Operating Cost per FEU)  1996    1995 Change     1996      1995 Change
______________________________________________________________________________
 Land Transportation    $209.2  $235.0 (11%)   $ 672.5  $  748.2 (10%)
 Cargo Handling          164.2   147.5  11%      470.8     439.6   7%
 Vessel, Net              87.2   100.0 (13%)     279.7     281.1  (1%)
 Transportation Equipment 50.0    50.6  (1%)     156.5     155.3   1%
 Information Systems      10.5    11.1  (5%)      32.3      37.0 (13%)
 Depreciation
  and Amortization        26.1    25.7   1%       83.5      79.0   6%
 Sales, General, Administrative
  and Other               50.1    87.7 (43%)     209.3     304.1 (31%)
______________________________________________________________________________
 Total                  $597.3 $ 657.6  (9%)  $1,904.6  $2,044.3  (7%)
______________________________________________________________________________
 Operating Cost
   per FEU (1)         $2,483   $2,889 (14%)    $2,585    $2,869 (10%)
 Operating Ratio (1)      94%      93%             96%       96%
______________________________________________________________________________
______________________________________________________________________________
(1)Operating   Costs   used   in  these  calculations   include
   Operating, General and Administrative, and Depreciation  and
   Amortization expenses, some of which are associated with certain International and North America revenues that are not volume related. Excluded from these calculations are the 1996 gains resulting from the net decreases in benefit obligations for pension and postretirement benefits, the sale of the company's domestic distribution services segment and the sale of a vessel. In addition, the 1995 gains from the sale of a vessel and vessel construction contracts and liquidated damages from the delayed delivery of two C11-class vessels were excluded from these calculations.

      The strengthening of the U.S. dollar relative to the Japanese yen had a positive impact on operating expenses in the 1996 third quarter and first three quarters of approximately $4 million and $14 million, respectively, compared with the same periods in 1995. The yen/dollar exchange rate averaged 109 and 107 yen to the dollar in the third quarter and first three quarters of 1996, respectively, compared with 92 and 90 yen to the dollar in the third quarter and first three quarters of 1995, respectively.

      Land transportation expenses decreased in third quarter and first three quarters of 1996 from the comparable periods in 1995 due to the sale in the second quarter of 1996 of the rights to service certain domestic intermodal customers, and reduced rail rates. Additionally, company-controlled trucking expenses declined in first three quarters of 1996, as a result of the company's sale of its U.S. trucking operations in June 1995.

     Cargo handling expenses increased in the third quarter and first three quarters of 1996 compared with 1995, primarily as result of higher stevedoring volumes in Hong Kong and South China, higher stevedoring activity related to the company's alliances, and higher rates in certain locations. The revenues for cargo handling services provided by the company to its alliance partners are included in other transportation revenues. This increase was partially offset by lower costs resulting from a weaker Japanese yen compared with the U.S. dollar in the third quarter and first three quarters of 1996 compared with the 1995 periods.

      Vessel expenses decreased in the third quarter of 1996 compared with third quarter of 1995 primarily as a result of cost savings from the sale of six U.S.-flag vessels to Matson, the return of three of the four L9-class vessels chartered from Lykes and favorable prior year subsidy adjustments. These savings were partially offset by increased costs related to the six new C11-class vessels, only two of which were in service in the third quarter of 1995. Subsidy payments were lower as a result of the vessel sales to Matson, partially offset by a prior year subsidy adjustments. Fuel prices were relatively unchanged in the third quarter of 1996 compared with the third quarter of 1995, and increased 4% in the first three quarters of 1996 compared with the comparable 1995 period. Vessel expenses decreased slightly in the first three quarters of 1996 compared with first three quarters of 1995 due to cost savings as a result of the sale of vessels to

Matson and the vessels returned to Lykes, and favorable prior year subsidy adjustments. Offsetting these decreases were increased costs related to the new C11-class vessels, increased purchases of vessel space from the alliance partners in the Asia-Europe and Asia-Latin America services, and lower subsidy payments due to fewer vessels.

      Transportation equipment costs decreased in the third quarter of 1996 compared with the third quarter of 1995 and increased in the first three quarters of 1996 compared with the first three quarters of 1995, reflecting the relative amounts of increased container lease costs and reduced rail car per diem costs.

      The decrease in information systems costs in the third quarter and first three quarters of 1996 compared with the third quarter and first three quarters of 1995 was due primarily to the elimination of positions in late 1995.

      Depreciation and amortization expense increased in the third quarter and first three quarters of 1996 compared with the same periods in 1995 primarily as a result of the deployment of the six new C11-class vessels, only two of which were in service in the third quarter of 1995, and other capital spending after the third quarter of 1995.

       Sales, general, administrative and other expenses decreased in the third quarter and first three quarters of 1996 compared with the third quarter and first three quarters of 1995 due primarily to decreases in expenses related to position eliminations resulting from the companyOs reengineering program. Also contributing to the 1996 decrease of these expenses in the third quarter and first three quarters of 1996 was the inclusion of expenditures in the third quarter and first three quarters of 1995 for corporate initiatives to improve the company's financial and order cycle processes of $5.7 million and $18.3 million, respectively. There were no such expenditures in the comparable 1996 periods. Included as reductions of these expenses in the third quarter of 1996 were a gain of $12.9 million resulting from the curtailment of obligations for pension and postretirement benefits due to workforce reductions, lower accruals for certain employee benefits based on current estimates and favorable insurance and other claims experience. Included as reductions of these expenses in the third quarter of 1995 were gains of $3.6 million from the sale of a vessel and vessel construction contracts, and $3.5 million in liquidated damages from the delayed delivery of two C11-class vessels. Also included as reductions of these expenses in the first three quarters of 1996 were a gain of $6.9 million on the sale of the company's rights to service certain domestic intermodal customers and a $1.6 million gain from the sale of a vessel.

      Net interest expense increased from $3.7 million and $7.3 million in the third quarter and first three quarters of 1995, respectively, to $8.0 million and $27.6 million in the third quarter and first three quarters of 1996, respectively, primarily due to debt incurred in connection with the C11-class vessels purchased during 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES
(In millions)
                                 September       December 29
As of:                                1996              1995
______________________________________________________________________________
 Cash, Cash Equivalents and
  Short-term Investments           $ 308.5          $  135.7
 Working Capital                     210.6              65.1
 Total Assets                      1,927.0           1,878.8
 Long-Term Debt and Capital
  Lease Obligations (1)              718.3             698.9
______________________________________________________________________________

                              September 20      September 22
For the 26 weeks ending:              1996              1995
______________________________________________________________________________
 Cash Provided by Operations       $ 115.5          $  139.1
______________________________________________________________________________
INVESTING ACTIVITIES
 Proceeds from Sales of
  Property and Equipment           $ 161.7          $   39.2
 Proceeds from Sale of
  Distribution Services                2.0

 Net Capital Expenditures
  Ships                            $  69.5          $  188.1
  Containers, Chassis and Rail Cars   10.6              20.4
  Leasehold Improvements and Other    22.7              29.9
______________________________________________________________________________
  Total Net Capital Expenditures   $ 102.8          $  238.4
______________________________________________________________________________
FINANCING ACTIVITIES
  Repurchase of Common Stock       $ (14.8)         $ (139.6)
  Borrowings                          62.2             143.7
  Repayment of Debt and Capital Leases(43.0)           (22.9)
  Dividend Payments                   (7.7)            (11.8)
______________________________________________________________________________
______________________________________________________________________________
(1)Includes current and long-term portions.

     In the first quarter of 1996, the company sold Matson five U.S.-flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately $158.4 million in cash. This transaction is more fully described in Note 7 of Notes to Consolidated Financial Statements.

     The company took delivery of its final C11-class vessel in January 1996. To finance a portion of the cost of this vessel, the company borrowed approximately $62.2 million in 1996 in the form of vessel mortgage notes under a loan agreement with European banks. This debt is more fully described in Note 4 of Notes to Consolidated Financial Statements.

      In addition to vessel expenditures of $69.5 million, the company made capital expenditures in the first three quarters of 1996 of $33.3 million primarily for purchases of chassis, containers, and terminal and leasehold improvements. Capital expenditures in 1996 are currently budgeted to total approximately $157 million, including $71 million of vessel costs. The balance is expected to be spent primarily on terminal equipment in North America and Asia, terminal improvements in North America, refrigerated containers and computer systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $99.3 million. In the first three quarters of 1995, in addition to vessel expenditures of $188.1 million, the company's other capital expenditures totaled $50.3 million primarily for purchases of chassis and terminal and leasehold improvements.

      In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open market or privately negotiated transactions. As of September 20, 1996, the company paid $14.8 million to repurchase 627,100 shares of its common stock under this program, as more fully described in
Note 6 of Notes to Consolidated Financial Statements.

      On October 9, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock, payable on December 2, 1996 to common stockholders of record on November 15, 1996.

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

      The severity of the challenging conditions expected for the company and the shipping industry generally, and the impact of those conditions on the company's operating results, will depend on factors such as the timing and extent of an anticipated slowing of market growth in certain markets served by the company, the amount and timing of an anticipated significant increase in industry capacity due to new vessel deliveries to competing carriers, rate reductions in some market segments due to this additional capacity and other factors, successful continuation of the company's alliances, which comprise a significant factor in the company's long-term strategy to remain competitive, re-negotiation of recently ratified labor contracts due to the enactment of new maritime support legislation and the pace and degree of industry deregulation, including whether amendments to the Shipping Act of 1984 are proposed and enacted.

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

     Other risks and uncertainties include the degree and rate of market growth or contraction in other markets served by the company and the company's ability to respond in mitigation of any contraction or to take advantage of such growth, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations and the continuation and effectiveness of the Trans-Pacific Stabilization Agreement and the various shipping conferences to which the company belongs. The companyOs inability to re-negotiate agreements with the unions through the collective bargaining process on terms and conditions providing sufficient labor efficiencies to compensate for reduced subsidy payments from the enactment of maritime support legislation could result in work stoppages, strikes or other labor difficulties or in higher labor costs, which could have a material adverse effect on the company's operating results. The company has in the past experienced such difficulties and there can be no assurance that any such difficulties will not occur in the future.

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

Item 1.LEGAL PROCEEDINGS

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

      Among these actions are approximately 2,990 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court issued an order to reinstate 29 cases against vessel owners and to dismiss the vessel owners' third party claims and cross-claims against manufacturers of asbestos products. A motion for reconsideration of such dismissal is pending. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

      The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims and resolutions of claims against bankrupt shipping companies at higher than expected amounts could result in additional contributions to those associations by the company and other association members.

     In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. On June 3, 1996, the FMC administrative law judge ordered that the complaint be dismissed on the merits. The complainants filed its appeal with the FMC on July 25, 1996, and American President Lines, Ltd. filed its reply on September 16, 1996. A decision by the FMC is expected in August 1997.

      Based upon information presently available, and in light of legal and other defenses and insurance coverage and other potential sources of payment available to the company, management does not expect the legal proceedings described, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.

Item 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-Q:

Exhibit
 No.               Description of Document
_______            _______________________


27   Financial  Data  Schedules  filed  under  Article   5   of
     Regulation S-X for the third quarter ended September 20, 1996.

(b)  Reports on Form 8-K

     On May 17, 1996 and July 16, 1996, the company filed a Form 8-K and a Form 8-K/A, respectively, dated May 2, 1996, reporting the sale of the rights to service certain domestic intermodal customers to Hub Group, Inc., and the pro-forma effects of the sale.

                  APL Limited and Subsidiaries





                           SIGNATURES



      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APL LIMITED




Dated:  October  31,  1996           By /s/ William J. Stuebgen
__________________________           __________________________
                                            William J. Stuebgen
                                               Vice President,
                                               Controller and
                                       Chief Accounting Officer