Form 10-K405
period 1996-12-27
APL LTD
filed 1997-03-05
CIK 725457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
(x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 27, 1996
                               OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from __________________ to __________________

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

Securities registered pursuant to Section 12 (g) of the Act:
                              None
                         ______________
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )
                         ______________
At February 28, 1997 the number of shares of Common Stock outstanding was 24,590,789. Based solely upon the closing price of the New York Stock Exchange on such date, the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $324.5 million.

               Documents Incorporated by Reference

Portions  of  registrant's Proxy Statement for its  1997  Annual
Meeting of Stockholders are incorporated by reference into  Part
III hereof.
                         ______________

                         TABLE OF CONTENTS

                                                          Page

                              PART I

Items 1. and 2.  BUSINESS AND PROPERTIES                  3-13
Item 3.        LEGAL PROCEEDINGS                         13-14
Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                           14

                              PART II

Item 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS                14
Item 6.        SELECTED FINANCIAL DATA                   14-15
Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS                   16-28
Item 8.        CONSOLIDATED FINANCIAL STATEMENTS AND
                 SUPPLEMENTARY DATA                      28-55
Item 9.        DISAGREEMENTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE                       56

                              PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT                          56
Item 11.       EXECUTIVE COMPENSATION                       57
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                      57
Item 13.       CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                               57

                              PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K                     57-66

               SIGNATURES                                67-68

                             PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

      APL Limited and its subsidiaries (the "company") provide container transportation and related services in the Americas, Asia, the Middle East and Europe, through an intermodal system combining ocean, rail and truck transportation.

       The company provides transportation services for containerized cargo in the trans-Pacific, intra-Asia, Asia-Europe, Asia-Latin America and North American markets. Certain of the services are provided through alliances with other transportation companies. In addition, the company provides cargo distribution and warehousing services in the U.S. and freight consolidation services in Mexico, Asia, the Middle East, Europe and Africa. The company also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in the intra-Asia market and from Asia to Europe and Australia. The company provides intermodal transportation and freight brokerage services to North American and international shippers, as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of rail and truck transportation, the primary element of which is train services provided utilizing double-stack rail cars.

      The company's international transportation operations are conducted through American President Lines, Ltd., an ocean common carrier with operations in the Pacific Basin, Europe and Latin America. Another operating unit, American Consolidation Services, Ltd., provides cargo distribution, warehousing and freight consolidation services. Stevedoring and terminal operations on the U.S. West Coast are conducted through Eagle Marine Services, Ltd. American President Business Logistics Services, Ltd. provides logistical consulting and management services. The company's North America transportation operations are conducted through APL Land Transport Services, Inc., which provides intermodal transportation. The company was engaged in real estate operations through Natomas Real Estate Company until 1994, when its remaining real estate holdings were sold.

TRANSPORTATION

International

      The company provides ocean-going containerized cargo transportation services primarily in the trans-Pacific market, as well as in the intra-Asia, Asia-Europe and Asia-Latin America markets. The company offers seven scheduled trans-
Pacific services per week between key ports in the United States, Canada, Mexico, Latin America and Asia.

      The company provides scheduled service between over 60 ports in the Pacific and Indian Oceans and in the Arabian Gulf. In the intra-Asia market, the company provides service between over 500 Asian cities and commercial centers. The company's trans-Pacific services are provided between Asia and over 5,000 cities in North America via eight West Coast ports and three East Coast ports. In addition, service is offered between Asia and Europe to over 2,000 cities in Europe which are served through five northern European ports. Also, in the market between Asia and the Caribbean, Latin America, Central and South America, over 100 ports and cities are served. The company's ocean transportation business maintains 313 offices and agencies located in 15 countries in North and South America, 25 countries in Asia and the Middle East, 15 countries in Europe, three countries in Africa, and in Australia.

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

      The three carriers and Nedlloyd Lines B.V. ("NLL") are parties to a separate agreement to exchange vessel space, coordinate vessel sailings and cooperate in the use of port terminals and equipment in an all-water service in the Asia-U.S. East Coast trade for a minimum of three years. The four carriers initiated service under this agreement in March 1995.

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

      The above agreements between the company, OOCL, MOL, NLL and MISC are collectively referred to as the Global Alliance.

      NLL merged with the container line operations of The Peninsular and Oriental Steam Navigation Company ("P&O") on December 31, 1996 to form P&O Nedlloyd Container Line Limited ("P&O-NL"). NLL and P&O were each members of different alliances, and the future alliance participation of P&O-NL has not yet been determined. If P&O-NL does not continue in the Global Alliance, there could be a significant impact on the Global Alliance's operations. The company cannot predict when the alliance participation of P&O-NL will be determined or the resulting impact on the operations of the Global Alliance. However, while no assurances can be given, the company believes that acceptable alternatives may be available.

     In September 1996, the company and Transportacion Maritima Mexicana ("TMM") amended their existing agreement for the reciprocal charter of vessel space. The amended agreement is effective until late April 1999 and automatically renews for one year unless terminated with one year's notice.

     The company and Matson Navigation Company, Inc. ("Matson") commenced service under a 10-year alliance in February 1996. In connection with the alliance, the company sold Matson six of its U.S.-flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

     The following tables show the company's line haul capacity provided to and available from alliance partners (the Global Alliance, TMM and Matson) under the company's alliance agreements for 1996 and as estimated for 1997, in thousands of twenty-foot equivalent units ("TEUs"):

Capacity provided by the company to the alliances: 1996    1997(1)
Trans-Pacific
  Eastbound                                       604.7   602.8
  Westbound                                       460.4   473.2

Capacity available to the company from the alliances:
Trans-Pacific
  Eastbound                                       521.8   561.4
  Westbound                                       384.3   418.5

Asia-Europe
  Eastbound                                        43.6    50.1
  Westbound                                        43.6    50.1

Asia-Latin America
  Eastbound                                        27.9    27.9
  Westbound                                        27.9    27.9

Matson
  Westbound                                        26.3    28.6

TMM
  Eastbound                                        29.8    43.2
  Westbound                                        29.8    43.2

(1)Capacity  for  1997 is based upon the current  schedule  for delivery and deployment of newly constructed vessels and implementation of the alliances and assumes currently allocated vessel space, which is subject to adjustment.

      Under the current alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space available to that partner, at specified vessel costs per TEU per day. The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $51 million in 1996, and is currently estimated to be $56 million in 1997. Agreements covering terminal and equipment sharing among the Global Alliance partners have not been reached, and the company is unable to predict at this time whether or when such agreements will be reached.

      In connection with the sale of the company's K10-class vessel construction contract to a third party in September 1995, the company, MOL, OOCL and NLL formed a joint venture company, in which their respective shares are each 25%, that agreed to charter back the K10 vessels for seven years. OOCL has agreed to subcharter the K10s from the joint venture for seven years for use in the Asia-Europe trade, replacing three of its 2,800 twenty-foot equivalent unit F-class vessels. The three replaced F-class vessels are being chartered to the joint venture for ten years and subchartered by the company from the joint venture through May 2000. The subcharters for two of such vessels have been assumed by TMM through May 1999. TMM's remaining obligations of $40.8 million under the assumed subcharters have been guaranteed by the company. The company has been deploying the third F-class vessel since May 1996 in its West Asia/Middle East service.

      International container transportation operations are seasonal and subject to economic cycles and the growth of local economies in the markets served, fluctuations in the relative values of the U.S. dollar and various foreign currencies and resulting changes in demand for transportation of import and export products. The second and third quarters of each year generally have been the company's strongest in terms of volume, primarily due to the export of seasonal refrigerated goods from the U.S. in both of these quarters and increased imports of consumer goods into the U.S. in the third quarter for the Christmas buying season.

      The following table sets forth the amount and source of the company's ocean shipping revenues for the past five years, in millions of dollars:

                       1996      1995     1994     1993    1992
Trans-Pacific         $1,228    $1,403   $1,390   $1,378  $1,329
Other Ocean
 Transportation          482       418      352      329     296
     Total            $1,710    $1,821   $1,742   $1,707  $1,625

      In its trans-Pacific markets, the company transports imports into North America that include higher value goods such as clothing, electronics, automotive and manufacturing components and other consumer items. Generally, higher value cargo is transported at higher rates due to its value, time sensitivity or need for specialized services. U.S. export cargoes transported by the company include refrigerated goods, military shipments and lower value, semi-processed and raw materials, as well as auto parts, oil field supplies and other higher value finished products.

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

     The single largest customer of the company's international transportation operations is the U.S. government, which ships military and other cargo and accounted for approximately 2% in 1996 and 1995, and 3% in 1994, of consolidated revenues. Historically, the company has bid competitively for contracts to transport military and other cargo for the U.S. government. In recent years, the U.S. military has been closing bases and reducing the number of U.S. military personnel overseas. The extent to which future U.S. military base closures and rollback of personnel may impact shipments of U.S. military cargo by the company cannot be estimated.

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

       The   following   table  shows   the   company's   total
international transportation volumes in forty-foot equivalent units ("FEU") for the past five years:

                     Year           Volumes
                     1996           590,000
                     1995           570,000
                     1994           558,000
                     1993           543,000
                     1992           501,000

     The company is a participant in freight conferences, which are groups of carriers that may jointly establish common tariffs and common rate levels in certain markets. Conferences in trades from and to the U.S. are exempt from U.S. anti-trust laws under the Shipping Act of 1984 (the "Shipping Act"). Conferences have historically been effective in establishing and maintaining a stable rate environment for their members. Recently, however, carriers which are members of freight conferences, including the company, have been losing market share to carriers which are not members of the conferences. The company estimates that its share of the trans-Pacific market was approximately 8% in 1996 and 1995, and 9% in 1994. Non-conference carriers have been increasing their capacity, improving their services and charging rates for transporting cargo at increasingly lower levels than conference carriers. In late 1995, the company reduced rates for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in the Asia to North America market. Competitors and the company have subsequently lowered rates, and considerable rate instability persists in
this       market,      as      well      as       in       the
company's other trade lanes. The company cannot predict whether rate reductions will continue to be taken by the company or its competitors in 1997, or the extent of such reductions, if any. Continued destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers, including the company.

      Since 1989, the company and 13 other shipping companies, representing approximately 85% of total trans-Pacific U.S. import capacity, have been parties to the Trans-Pacific Stabilization Agreement. Among other things, the agreement limits import capacity of participating companies by amounts mutually determined from time to time in an attempt to improve the balance of supply and demand in the U.S. import market.
The agreement may be terminated upon the unanimous written consent of the companies. The company's ability to be a party to this agreement is based upon the Shipping Act, which is discussed on page 11.

      The company provides cargo distribution and warehousing services in the U.S. and freight consolidation services in Asia, the Middle East, Europe, Mexico and Africa through its subsidiary, American Consolidation Services, Ltd. ("ACS"). ACS also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in designated trade lanes. Freight consolidators combine various shipments from multiple vendors into a single container load for delivery to a single destination. The company also serves shippers of less-than-containerload cargoes by combining their shipments with others bound for the same or proximate geographic locations.

      The company has port terminal facilities in Oakland and Los Angeles, California, Seattle, Washington and Dutch Harbor, Alaska and major inland terminal facilities at South Kearny, New Jersey, Chicago, Illinois and Atlanta, Georgia. Each port terminal facility is operated under a long-term use agreement providing for preferential, although non-exclusive, use of the facility by the company. The company utilizes public terminals in certain other locations. The company also operates major port terminal facilities in Asia under long-term lease agreements in Kobe and Yokohama, Japan and Kaohsiung, Taiwan, and utilizes public terminals in other locations.

     In 1993, the company entered into a contract with the Port of Los Angeles to lease a new 226-acre terminal facility for 30 years. Occupancy of the new facility is scheduled for 1997 upon completion of construction. Additionally, in 1994, the company and the Port of Seattle signed a lease amendment for the improvement and expansion of its existing terminal facility. Under the amended lease, the facility will be expanded from 83 acres to approximately 160 acres. The expansion is expected to be completed during 1997, and the lease term will be 30 years from completion. In addition, the company has the option to further expand both terminals.

      The company and a Philippine terminal developer and operator formed a joint venture for the development of terminal facilities in Karachi, Pakistan, in which each share equally in the venture's operations, profits and commitments. In June 1996, the joint venture entered into an implementation agreement with an agency of the Republic of Pakistan regarding construction and operation of these terminal facilities. The joint venture is currently arranging financing for the project. Subject to completion of the financing and other related arrangements, the company currently anticipates construction to begin in early 1997.

       In addition to performing stevedoring and terminal services for the company's own operations, Eagle Marine Services, Ltd., a subsidiary of the company, provides these services to third parties at the company's U.S. port facilities.

     On December 27, 1996, the company owned and operated eight U.S.-flag containerships and six foreign-flag containerships. In addition, the company owned three U.S.-flag Pacesetter vessels that were chartered to another carrier. The following table sets forth the vessels deployed by the company in its trans-Pacific and intra-Asia services at December 27, 1996:

                                                      Maximum
             Number of   Date Placed     Capacity   Service Speed
Type  of Vessel           Vessels         in Service    (in TEUs)
(in knots)
     C-11       6          1995-1996      4,800          24.6
     C-10       5          1988           4,300          24.0
     J-9        2          1984           2,700          22.5
Pacesetter      1          1973           1,400          23.5

      The company has the authority from the United States Maritime Administration ("MarAd") to operate an unlimited number of foreign-flag-feeder vessels in its intra-Asia and Caribbean services. At December 27, 1996, the company operated 24 such vessels, 23 in its intra-Asia service and one in its Caribbean service, which it leases for remaining terms of up to three years.

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

      At December 27, 1996, the company operated 134,600 dry containers consisting of 20-, 40-, 45-, 48-, and 53-foot containers, 43,100 of which were owned and 91,500 leased under operating lease agreements. At that date, the company also operated 8,900 refrigerated containers, 3,600 of which were owned and 5,300 leased under operating leases. In addition, the company operated 54,800 chassis for the carriage of containers, 40,200 of which were owned and 14,600 leased under capital and operating leases.

North America

      The company provides intermodal transportation to North American and international shippers, as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of contracted rail and truck transportation, the primary element of which is train services provided utilizing double-stack rail cars.

      The company's double-stack train services principally are provided to the North American long-haul full container load freight markets, and the international (export-import) intermodal market, through more than 50 U.S., Canadian and Mexican inland terminal facilities. The company has agreements with certain railroads under which those railroads serve as the company's rail carriers, providing locomotive power, rail cars, trackage, terminal services and labor to transport the company's containers on individual double-stack rail cars and on dedicated unit trains.

      The  following  table  shows the  company's  total  North
America stacktrain volumes, including automotive, in shipments:
                    Year                Volumes
                    1996                460,000
                    1995                430,000
                    1994                416,000
                    1993                359,000
                    1992                328,000

     A stacktrain comprises up to 28 double-stack rail cars and has a capacity of up to 280 FEUs. At December 27, 1996, the company controlled 370 such rail cars, 220 of which were owned and 150 of which were leased. In addition, as part of agreements with certain railroads, the company utilizes additional rail cars owned or leased and operated by the railroads. The company controlled 390 and 930 double-stack rail cars in 1995 and 1994, respectively. The significant reduction in the number of rail cars under direct company control in 1995 was made pursuant to the company's agreement with the railroads.

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

COMPETITION AND REGULATION

International Transportation

      The company is a U.S.-flag and foreign-flag carrier. It faces vigorous competition, principally on the basis of price and service, on all of its trade routes from approximately 19 major U.S.-flag and foreign-flag operators, some of which are owned by foreign governments. Foreign-flag competitors generally have cost and operating advantages over U.S.-flag carriers. The timing of increases in capacity in the ocean transportation industry can result in imbalances in industry-wide supply and demand, which causes volatility in rates. A
number        of        competing        ocean        carriers,
particularly in the trans-Pacific market, have placed orders for the construction of a significant number of new vessels. As a result, capacity in the trans-Pacific market is expected to grow significantly more than demand, which could result in further rate reductions.

      The carriage of U.S. military cargo is reserved for U.S.- flag shipping companies, and this trade is also subject to vigorous competition among such carriers. The process by which military cargo was awarded to shippers was revised. Under the Uniform Commercial Rate contract, effective from June 1996 to September 1997, the company shares equally in military cargo volumes with one competitor in certain cargo routes. In addition, under the Best Value Rate contract, effective from February to September 1997, the company was awarded 65% of the cargo volumes in certain cargo routes. The government is currently evaluating which of the above programs is preferable for the award of military cargo. The company is unable to predict which program will be selected or the program's final form.

      In 1996, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would substantially modify the Shipping Act. The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. Although Congress failed to adopt this legislation, it may be reintroduced in 1997. The legislation proposed in 1996 contained provisions that would have been phased in, would have eliminated government tariff filing, allowed confidential and independent contracts between shippers and ocean carriers, strengthened provisions that prohibit predatory activities by foreign carriers, under limited continuing oversight by the Federal Maritime Commission or a successor agency, while continuing the company's existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted, and whether any such legislation will contain terms similar to those proposed in 1996. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material impact on the competitive environment in which the company operates and on the company's results of operations. The company is unable to predict the nature or extent of the impact of this legislation, if enacted.

      A substantial portion of the company's transportation operations is subject to regulation by agencies of the U.S. government that have jurisdiction over shipping practices, maintenance and safety standards and other matters. The company's wholly-owned subsidiary, American President Lines, Ltd. ("APL") and MarAd are parties to a 20-year Operating-Differential Subsidy Agreement ("ODS Agreement") expiring December 31, 1997. This agreement provides for payments by the U.S. government to partially compensate APL for the greater labor expense of operating vessels under U.S. rather than foreign registry. Under APL's ODS Agreement, APL must be controlled by U.S. citizens and its vessels must be registered and built in the U.S. (except as noted below) and manned by U.S. crews. In addition, APL is required to serve such trade routes within designated minimum and maximum numbers of annual sailings, and, except for over-age vessels, APL may not, without prior government approval, remove any of its vessels from operation under its ODS agreement unless such agreement is terminated.

       Since 1981, Congress has twice passed legislation permitting U.S.-flag carriers to acquire a limited number of foreign-built vessels and thereafter to operate such vessels under existing subsidy agreements under U.S. flag. Under such laws, APL had five C10-class vessels constructed in Germany which are currently operated under this legislation.

      In June 1993, MarAd awarded APL contracts to manage 10 Ready Reserve Force ("RRF") vessels for a period of five years and 2 vessels for a period of two and one half years. In 1996, 2 RRF vessel contracts expired and were converted into General Agent Agreements for two and one half years. APL receives a per diem fee based upon the operating status of each vessel.

      On October 8, 1996, the Maritime Security Act of 1996 was signed into law. This legislation provides for a 9-year Maritime Security Program ("MSP") administered by MarAd with up to $100 million in payments per annum to be appropriated by Congress on an annual basis. MSP provides $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005.

       On January 21, 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act, and certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. The operating agreements are one-year contracts, which will be automatically renewed through September 30, 2005 subject to available funding. If annual funding is not appropriated by the U.S. Congress, the operating agreements may be terminated on 60-days notice by MarAd. The agreements may also be terminated by the participating carrier on 60-days notice at any time, provided that the carrier continues to participate in the Emergency Preparedness Program and the vessels continue under U.S. flag registry through the end of the then-current fiscal year.

      Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel expired and was renegotiated, and a new agreement was reached with these unions on December 18, 1996. The new contract expires in June 1999. Existing agreements covering licensed personnel expire in December 1997 and June 1998, and the company has been engaged in discussions with the related unions regarding continuation of those agreements. The company is unable to predict when or whether new agreements may be reached, and labor disturbances could result which could have a material adverse impact on the company.

      In January 1995, the company and Columbia Shipmanagement Ltd., a Cyprus company ("Columbia"), entered into an agreement
under   which   Columbia  has  agreed   to   provide   crewing,
maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

North America Transportation

      The company's stacktrain operations compete with eight trans-Pacific containership companies and two West Coast railroads offering double-stack train service. In addition, the company's stacktrain operations, together with its contracted trucking services, compete with long-haul trucking companies for truckload shipments. The company provides brokerage services for major customers who require a full spectrum of transportation and ancillary services.

EMPLOYEES

      At February 1, 1997, the company and its subsidiaries employed 182 seagoing and 3,798 shoreside personnel. The seagoing personnel and 294 of the shoreside personnel were employed under collective bargaining agreements with several unions.


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

      Among these actions are approximately 3,290 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court issued an order to reinstate 29 cases against vessel owners and to dismiss the vessel owners' third party claims and cross-claims against manufacturers of asbestos products. A motion for reconsideration of such dismissal is pending. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the company's security holders during the fourth quarter of 1996.


                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

      The company's Common Stock is listed on the New York and Pacific Stock Exchanges using the symbol APL. The reported high and low closing sales prices per share of the company's Common Stock and cash dividends declared for the preceding eight fiscal quarters are set forth in Note 14 to the consolidated financial statements, Part II, Item 8, on page 54 and are incorporated herein by reference.

      On February 28, 1997, the company had 3,129 common stockholders of record.


ITEM 6.   SELECTED FINANCIAL DATA

      The following selected financial data for the five years ending December 27, 1996 are derived from the consolidated financial statements of the company, which have been examined and reported upon by the company's independent public accountants. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIVE-YEAR FINANCIAL REVIEW
(Dollars in millions,
  except per share amounts)1996    1995    1994    1993    1992
Results of Operations (1)
Revenues                 $2,739  $2,896  $2,794  $2,606  $2,516
Operating Income            141      68     123     133     140
Income Before Taxes         104      53     110     131     122
Income Before Cumulative
  Effect of Accounting
  Change                     70      30      74      80      78
Net Income                   70      30      74      80      56
Earnings Per Common Share,
  Fully Diluted, Before
  Cumulative Effect of
  Accounting Change (2)    2.67    0.99    2.30    2.50    2.34
Earnings Per Common Share,
  Fully Diluted (2)        2.67    0.99    2.30    2.50    1.69
Cash Dividends Per
  Common Share (2)         0.40    0.40    0.40    0.30    0.30
Financial Position
Cash, Cash Equivalents
  & Short-Term
  Investments             $ 283   $ 136   $ 255   $  84   $ 132
Working Capital             226      65     206      51    (16)
Total Assets              1,880   1,879   1,664   1,454   1,436
Net Capital Expenditures    144     456     128     156      66
Long-Term Debt and Capital
  Lease Obligations         696     687     386     267     242
Redeemable Preferred Stock                   75      75      75
Stockholders' Equity        503     469     541     475     397
Capital                   1,209   1,168   1,007     822     829
Book Value Per
  Common Share (2)        20.47   18.28   19.82   17.72   15.25
Financial Ratios
Return on Equity (3)      14.3%    5.6%   12.7%   15.7%   11.6%
Cash Flow to Average
  Total Debt (4)          17.7%   30.1%   53.3%   53.7%   43.4%
Return on Average Assets   3.7%    1.7%    4.8%    5.5%    3.8%
Total Debt to Equity (3) 140.4%  149.0%   63.4%   49.4%   75.5%
Total Debt to Capital (3) 58.4%   59.8%   38.8%   33.0%   43.0%
Current Ratio               1.6     1.1     1.5     1.1     1.0
(1)The company's fiscal year ends on the last Friday in December. All years presented above were 52 weeks, except for 1993 which was a 53-week year.
(2)Earnings Per Common Share, Cash Dividends Per Common Share and Book Value Per Common Share have been computed for all periods retroactively reflecting the effect of a 2-for-1 stock split effected on December 31, 1993. Earnings Per Common Share also reflect the 1995 conversion of the redeemable preferred stock into 4.0 million shares of common stock and the repurchase of 1.3 million, 6.0 million and 3.7 million shares of the company's common stock on a post-split basis during 1996, 1995 and 1992, respectively.
(3)Redeemable preferred stock, which was converted into common stock in 1995, is included in Equity for the purpose of calculating these ratios.
(4)Cash Flow represents Cash Flows from Operating Activities.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary Results
(In millions)                 1996  Change   1995  Change   1994
Revenues
Container Transportation    $2,358 (8%)    $2,577    3%   $2,497
Logistics Services and Other   381  19%       319    8%      297
 Total                      $2,739 (5%)    $2,896    4%   $2,794
Operating Income              $141 106%       $68 (44%)     $123
Pretax Income                 $104  96%       $53 (52%)     $110

Overview

     The company's pretax income excluding non-recurring items was $62 million in 1996, as compared with $90 million in 1995 and $85 million in 1994. Non-recurring gains in 1996 included $22 million in gains from asset sales, $13 million in gains related to the curtailment of retirement obligations due to workforce reductions, and $7 million in gains from the sale of the company's domestic distribution services segment. In 1995, non-recurring items included $11 million in gains from vessel sales and liquidated damages from delayed vessel deliveries, which were offset by a $48 million restructuring charge. Non-recurring items in 1994 included $10 million related to the collection of Desert Storm detention charges, $9 million in gains from the sale of the company's remaining real estate holdings, and $6 million from crane and container sales.

     In 1996, the company's earnings were impacted by reductions in rates from 1995 levels throughout its markets. Partially offsetting these rate reductions were increased volumes in all markets except North America to Asia and
Automotive, and reduced operating costs in all areas except cargo handling, as compared with 1995. Sales, general and administrative expenses, in particular, declined 20% in 1996 compared with 1995.

     In 1995, the company's earnings were impacted by volume growth in the company's North America to Asia market, an improvement in average revenue per FEU in the company's ocean transportation markets, and lower land transportation costs per FEU in 1995, all as compared with 1994. These factors were partially offset by lower volumes in the Asia to North America market compared with 1994.

Container Volumes
  by Major Market(1)         1996   Change   1995  Change   1994
Asia To North America        187.9    7%     176.1 (8%)     190.6
North America to Asia        128.2 (13%)     146.8  11%     132.7
Intra-Asia                   157.2    1%     155.2 (4%)     161.4
Asia-Europe                   39.3  100%      19.6 100%
Latin America                  9.2   56%       5.9  34%       4.4
Refrigerated                  51.3    1%      50.9   4%      49.1
Stacktrain                   405.0    7%     379.6 (1%)     383.6
Automotive                    83.7 (10%)      93.5  30%      71.9
(1) Volumes are stated in thousands of FEUs, except Stacktrain and Automotive, which are stated in thousands of shipments. Volumes data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

Asia to North America

     Volumes increased in 1996 due primarily to strong export activities in South China, Hong Kong and Indonesia. Lower manufacturing costs in South China have shifted customer production facilities to that region, thereby increasing volumes from that area. Increased volumes in the Asia to North America market in 1996 is also attributable to the company's efforts to regain market share and related rate reductions. Volumes in this market declined between 1994 and 1995 due to increased competitive pressure from non-conference carriers and lower demand.

North America to Asia

     Volumes declined in this market in 1996 compared with 1995 due primarily to the company's sale of six vessels and its Guam business to Matson in late 1995 and early 1996. Also, during the first half of 1996, the company generally carried heavier cargo than usual in this market, which constrained utilization of vessel capacity and volumes.

     Volumes in this market increased between 1994 and 1995, primarily because of increased shipments of resins, wastepaper and cotton to Hong Kong, the People's Republic of China and India. These increases were partially offset by a significant decrease in the company's U.S. military volumes in this market. The company carried approximately 75% of trans-Pacific military cargo from January to June 1994, and approximately 25% for the remainder of 1994 and through May 1996. A new military contract became effective in June 1996 whereby the company shares equally in military cargo volumes with one competitor in certain routes. The company's military volumes have also been affected by a general decline in military cargo shipments in recent years.

Intra-Asia

     In 1996, the company's intra-Asia volumes increased from 1995 levels, due primarily to increased shipments between Asia and the Middle-East. Also, the company's 1995 volumes in this market were impacted by a drop in shipments to and from Kobe, Japan due to the January 1995 earthquake in that region, as well as poor cotton harvests in India and Pakistan. In 1995, the company also reduced its shipments of lower-margin cargo in this market compared with 1994.

Asia-Europe

     In 1996, volumes in this market increased significantly over 1995. The company began Asia-Europe service in March 1995 with shipments to Denmark, the United Kingdom and the Netherlands primarily from Hong Kong, the People's Republic of China and Taiwan. Shipments from the Netherlands, Belgium and Germany to Asia began in April 1995. In 1996, increased shipments from the Netherlands, the United Kingdom, Denmark, Hong Kong and Indonesia contributed to the overall increase in volumes.

Latin America

     The company's Latin America market includes shipments between Asia and the Americas, including Central and South America, the Caribbean and the U.S. East Coast. In 1995, the company initiated all-water service between Asia and the U.S. East Coast via the Panama Canal, which resulted in an increase in volumes over 1994. Volumes in this market increased in 1996 from 1995 due primarily to an increase in shipments from Hong Kong, the People's Republic of China and Korea to Panama and Puerto Rico. An intra-Caribbean service was added in mid-1996, which contributed to increased volumes in the Latin America market in 1996 compared with 1995.

Refrigerated

     Compared with 1995, volumes of commercial refrigerated cargo increased slightly in 1996. This was due primarily to increased volumes in the intra-Asia market, resulting from increased exports from India and the company's allocation of additional equipment to this market in 1996. These increases were partially offset by declining refrigerated cargo volumes in the U.S. export market, largely due to the sale by the company of six vessels and its Guam business to Matson in late-1995 and early-1996. Refrigerated cargo volumes increased between 1994 and 1995 due to strong demand, particularly in the North America-to-Asia and intra-Asia markets, and an increase in the number of refrigerated containers owned and leased by the company.

Stacktrain

     North   America  stacktrain  volumes  increased  in   1996
compared with 1995 due to continued improvement in the U.S. economy and resulting growth in demand. Volumes declined in 1995 compared with 1994 due to increased competition from trucking companies and the loss of several major customers during the year.

Automotive

     Automotive volumes declined in 1996 compared with 1995, primarily due to a reduced volume of non-stacktrain shipments by U.S. automobile manufacturers. This decline was partially offset by increased volumes in automotive stacktrain shipments between the U.S. and Mexico and intra-Asia shipments by Japanese manufacturers. Between 1994 and 1995, automotive volumes rose primarily because of increased automotive shipments between the U.S. and Mexico, offset partially by lower overall international automotive volumes.

Average Revenue
  per Unit (1)             1996  Change    1995   Change    1994
Trans-Pacific            $3,390  (11%)   $3,792     2%    $3,721
Other Ocean
  Transportation         $2,122   1%     $2,095    10%    $1,909
Stacktrain               $1,242   (7%)   $1,337    (2%)   $1,368
(1) Average revenue per unit is stated in FEUs, except for Stacktrain, which is in shipments. Average revenue per unit data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes. Stacktrain revenue per unit includes Automotive.

Trans-Pacific

     In 1996, the company's trans-Pacific average revenue per FEU declined substantially from 1995 due primarily to considerable pressure on rates in the Asia to North America market as a result of over-capacity, slower growth in trade and rate instability, as well as the company's efforts to regain market share by reducing rates. In late 1995, the company reduced rates for specific commodities in specific trade lanes in response to competitive conditions and loss of market share in the Asia to North America market. Competitors and the company have subsequently lowered rates, and considerable rate instability persists in this market. The company cannot predict whether rate reductions will continue to be taken by the company or its competitors in 1997, or the extent of such reductions, if any. Continued destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers, including the company.

     Average revenue per FEU in the company's trans-Pacific markets increased in 1995 compared with 1994 primarily due to general rate increases, currency adjustments in Japan and Singapore, and an increased proportion of higher-rated refrigerated cargo.

Other Ocean Transportation

     In 1996, average revenue per FEU in the company's other ocean transportation markets increased slightly from 1995, due primarily to an increase in higher-rated, longer-leg and refrigerated cargo in the intra-Asia market and rate increases in the first half of the year. These increases were largely offset by rate deterioration in the Asia-Europe market throughout 1996. Between 1994 and 1995, average revenue per FEU in the company's other ocean transportation markets increased, a trend attributable to general rate increases and an increase in the proportion of higher-rated refrigerated cargo carried by the company in the intra-Asia market.

Stacktrain

     Stacktrain average revenue per shipment declined in 1996 compared with 1995 primarily due to lower rates resulting from increased competition, industry-wide softness in demand and excess equipment capacity in this market. Stacktrain average revenue per FEU declined in 1995 compared with 1994 due primarily to lower rates resulting from increased competition from trucking companies and other intermodal carriers.

Outlook

     The company expects rate pressures in most of its major markets to continue through 1997 due to excess capacity and slow market growth. Anticipated lower rates combined with seasonal factors are expected to result in reduced earnings, particularly in the first half of the year.

Sale of Domestic Distribution Services

     In May 1996, the company sold its rights to service certain domestic intermodal customers of APL Land Transport Services, Inc. ("APLLTS"), a wholly owned subsidiary of the company, for $2 million in cash and $6 million in notes, and realized a pre-tax gain of $7 million. In addition, APLLTS and the purchaser entered into a 10-year agreement whereby APLLTS will provide stacktrain services to the purchaser. Revenues related to the servicing rights sold represented approximately 4% of the company's consolidated 1996 revenues and approximately 6% of consolidated 1995 revenues.

Logistics Services and Other Revenues

     This category includes cargo handling, freight consolidation, logistics services and charter hire revenues, which totaled $381 million, $319 million and $297 million in 1996, 1995 and 1994, respectively. The 1996 increase is due primarily to increased cargo handling revenues associated with greater use of the company's terminals.

     The increase from 1994 to 1995 resulted from growth in cargo handling revenues in Asia and charter hire revenues. Freight consolidation and logistics services revenues also increased in 1995 from 1994 due to higher volumes. Included in the amounts for 1994 were collections of Desert Storm detention charges of $10 million.

     During the first half of 1995, the company incurred lower ocean freight revenues and incremental operating expenses as a result of the January 1995 earthquake in Kobe, Japan, in which the ocean terminal leased by the company was extensively damaged. The company expects to recover substantially all of these lost revenues and expenses through its business interruption insurance and has submitted its claims to its insurers. Management's best estimate of the recovery is recorded in Other Revenues in 1995.

Alliances

The Global Alliance

     The alliance agreements between the company, OOCL, MOL, NLL and MISC, collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996. Under the current alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space
available          to         that         partner,          at
specified vessel costs per TEU per day. Agreements covering terminal and equipment sharing among the Global
Alliance partners have not been reached, and the company is unable to predict at this time whether or when such agreements will be reached.

     NLL merged with the container line operations of P&O on December 31, 1996 to form P&O Nedlloyd Container Line Limited. NLL and P&O were each members of different alliances, and the future alliance participation of P&O-NL has not yet been determined. If P&O-NL does not continue in the Global Alliance, there could be a significant impact on the Global Alliance's operations. The company cannot predict when the alliance participation of P&O-NL will be determined or the resulting impact on the operations of the Global Alliance. However, while no assurances can be given, the company believes that acceptable alternatives may be available.

TMM

     In September 1996, the company and TMM amended their existing agreement for the reciprocal charter of vessel space. The amended agreement is effective until late April 1999 and automatically renews for one year unless terminated with one year's notice.

Matson

     The company and Matson commenced service under a 10-year alliance in February 1996. In connection with the alliance, the company sold Matson six of its U.S.-flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. The net gain on the sale of the four vessels in the alliance and the Guam assets is estimated to be $2 million, depending upon final vessel modification and drydock costs, and will be deferred and amortized over the 10-year term of the alliance. The net gain on the sale of the fifth vessel was $2 million and was recognized in the first quarter of 1996. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

     The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $51 million in 1996, and is currently estimated to be $56 million in 1997.

Maritime Regulation and Subsidy

     Under the company's ODS agreement with the MarAd, which expires December 31, 1997, payments to the company were approximately $45 million, $62 million and $61 million in 1996, 1995 and 1994, respectively, and were recorded as a reduction of expenses. Subsidy payments in 1996 declined because of the sale of six U.S. flag vessels to Matson.

     On October 8, 1996, the Maritime Security Act of 1996 was signed into law. This legislation provides for a 9-year Maritime Security Program administered by MarAd with up to $100 million in payments per annum to be appropriated by Congress on an annual basis. MSP provides $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005.

     On January 21, 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act, and certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. The operating agreements are one-year contracts, which will be automatically renewed through September 30, 2005 subject to available funding. If annual funding is not appropriated by the U.S. Congress, the operating agreements may be terminated on 60-days notice by MarAd. The agreements may also be terminated by the participating carrier on 60-days notice at any time, provided that the carrier continues to participate in the Emergency Preparedness Program and the vessels continue under U.S. flag registry through the end of the then-current fiscal year.

     Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel expired and was renegotiated, and a new agreement was reached with these unions on December 18, 1996. The new contract expires in June 1999. Existing agreements covering licensed personnel expire in December 1997 and June 1998, and the company has been engaged in discussions with the related unions regarding continuation of those agreements. The company is unable to predict when or whether new agreements may be reached, and labor disturbances could result which could have a material adverse impact on the company.

     In 1996, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would substantially modify the Shipping Act. The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. Although Congress failed to adopt this legislation, it may be reintroduced in 1997. The legislation proposed in 1996 contained provisions that would have been phased in, would have eliminated government tariff filing, allowed confidential and independent contracts between shippers and ocean carriers, strengthened provisions that prohibit predatory activities by foreign carriers, under limited continuing oversight by the Federal Maritime Commission or a successor agency, while continuing the company's existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted, and whether any such legislation will contain terms similar to those proposed in 1996. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material impact on the competitive environment in which the company operates and on the company's results of operations. The company is unable to predict the nature or extent of the impact of this legislation, if enacted.

EXPENSES

Expenses
(In millions)                   1996   Change  1995   Change  1994
 Transportation
  Land                        $  906 (10%)   $1,010    0%   $1,010
  Ocean                          424  (1%)      426   17%      366
  Equipment                      253  (1%)      257    6%      243
 Cargo Handling                  671    9%      615    9%      565
 Sales, General & Administrative 386 (20%)      482  (4%)      502
 Restructuring Charge               (100%)       48  100%
 Other (Income) Expense         (42)(259%)     (11) (31%)     (16)
 Total                        $2,598  (8%)   $2,827    6%   $2,670
 Operating Ratio (1)            96%            96%            96%
(1)Other (Income)/Expense and the Restructuring Charge are excluded from this calculation.

Land Transportation

     Land transportation expenses declined from 1995 to 1996 due primarily to the company's sale of its domestic distribution services segment in May 1996. Lower conventional rail rates and lower truck expenses were other contributing factors. Overall land transportation expenses were unchanged between 1994 and 1995. In 1995, conventional rail expenses declined due to lower volumes, but this was offset by an increase in intermodal, rail and truck costs in the company's international business.

Ocean Transportation

     Ocean  transportation expenses were lower in 1996 than  in
1995,  due  primarily to the sale of six U.S.-flag  vessels  to
Matson in December 1995 and January 1996, and the return of vessels leased from Lykes Bros. Steamship Co., Inc. ("Lykes") to Lykes during 1996. These savings were partially offset by increased costs related to the six new C11-class vessels, which were placed in service in late-1995 and early-1996. Subsidy payments declined in 1996 as a result of the vessel sales to Matson. This drop was partially offset by favorable prior-year subsidy adjustments. Depreciation expense rose between 1995 and 1996 because the new C11s were in service throughout 1996.

     Between 1994 and 1995, ocean transportation expenses increased due primarily to incremental vessel space purchased from alliance partners in the Asia-Latin America and Asia-Europe markets. Additionally, vessel fuel costs increased due to addition of the five C11-class vessels during 1995 and an increase in fuel prices. Depreciation expense increased from 1994 to 1995 due to delivery of five C11-class vessels and other capital spending during 1995.

Transportation Equipment

     Transportation equipment costs declined from 1995 to 1996 due primarily to lower maintenance and repair expenses in North America, partially offset by higher maintenance and repair costs in Asia and increased licensing fees. Costs increased from 1994 to 1995 due to increased container leasing and repair and maintenance costs.

Cargo Handling

     Cargo handling expenses rose from 1995 to 1996 due primarily to higher stevedoring costs in Asia and North America, resulting from handling an increased volume of shipments and from higher labor rates. This increase was partially offset by the strengthening value of the U.S. dollar against the Japanese yen in 1996. The exchange rate averaged 108 yen to the dollar in 1996 versus 93 yen to the dollar in 1995.

     Cargo handling expenses increased from 1994 to 1995 due to higher stevedoring labor rates in Asia, increased cargo handling volumes in Asia, and start-up of the Europe and Latin America services in 1995. Another factor was the weakness of the U.S. dollar relative to the Japanese yen in 1995, particularly in the first half of the year.

Sales, General and Administrative

     In 1996, sales, general and administrative ("SG&A") expenses declined substantially from 1995, as the company realized salary and benefit savings from the 1995 restructuring which resulted in the elimination of certain positions in the U.S. and Asia through the end of 1996. There was no spending on corporate initiatives in 1996, compared with $25 million in 1995. Other factors were lower agency fees, lower accruals for certain employee benefit costs due to workforce reductions, and favorable insurance and other claims experience.

     SG&A expenses declined in 1995 compared with 1994, due primarily to lower employee-related and reengineering costs. Expenditures for corporate initiatives related to reengineering were approximately $25 million for 1995 and $31 million for 1994. The decline in 1995 was partially offset by a 1995 increase in agency fees resulting primarily from the company's entrance into the Asia-Europe market, and by higher employee relocation and telecommunication expenses. Included in 1994 SG&A expenses were $7 million in land costs and commission expenses from final real estate sales.

Restructuring Charge

      During the fourth quarter of 1995, the company recorded a pretax restructuring charge of $48 million for the accelerated completion of its reegineering program and other organizational changes. The company has made a total of $24 million in severance payments, and has written off $12 million in equipment, leasehold improvements and other expenses related to the restructuring.

Other Income and Expense

     In 1996, the company recognized a gain of $11 million from the sale of certain cranes in its Los Angeles and Oakland terminals, and $9 million from the sale of residential property in Singapore. The company sold its domestic distribution services segment for a gain of $7 million, and a vessel for a gain of $2 million. In 1996, the company also recorded a net gain of $13 million from the curtailment of pension and post-retirement obligations due to workforce reductions.

     In 1995, the company had $6 million of gains from sales of vessels and $5 million in liquidated damages from delayed vessel deliveries. In 1994, Other Income and Expense included income of $10 million related to the collection of Desert Storm detention charges and gains of $6 million from crane and container sales.

Net Interest Expense

      Net interest expense was $37 million in 1996, $15 million in 1995, and $13 million in 1994. The 1996 expense includes interest expense for the full-year on debt related to the purchase of the C11-class vessels. This expense was partially offset by an increase in interest income resulting from higher cash balances in 1996 than in 1995.

     The increase between 1994 and 1995 resulted primarily from interest expense on the debt related to the purchase of C11-class vessels purchased in 1995, partially offset by higher interest income resulting from higher interest rates in 1995.

Income Taxes

     The effective tax rates applicable to the company were 33% in 1996, 43% in 1995, and 33% in 1994. The 1996 rate reflects the availability of additional tax credits and deductions. The 1995 rate includes the increased effect of nondeductible items on lower income. The 1994 rate includes the effects of revising prior years' estimated tax liabilities. The effective tax rate for 1997 is currently expected to be at the same level or lower than the 1996 rate. However, the actual rate for 1997 will depend upon the level of actual earnings and upon tax law changes, if any, among other factors.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Financial Resources
(In millions)                              1996      1995    1994
 Cash, Cash Equivalents and
   Short-term Investments                 $ 283    $  136   $ 255
 Working Capital                            226        65     206
 Total Assets                             1,880     1,879   1,664
 Long-term Debt and Capital
   Lease Obligations (1)                    706       699     391
 Cash Provided by Operations                125       164     177
Capital Expenditures
 Ships                                    $  72    $  392   $  38
 Containers, Chassis and Rail Cars           24        23      57
 Leasehold Improvements and Other            48        41      33
 Total                                    $ 144    $  456   $ 128
Financing Activities
 Borrowings                               $  62    $  340   $ 147
 Repayment of Debt and Capital Leases      (55)      (32)    (28)
 Common Stock Repurchases                  (29)     (170)
 Dividend Payments                         (10)      (14)    (18)
(1)Includes current and long-term portions.

Cash Flows

     In 1996, the company generated a total of $125 million in cash from operations, compared with $164 million in 1995 and $177 million in 1994. The 1996 decline results primarily from lower recurring pretax earnings than in prior years. In 1996, vessel sales to Matson, the sales of cranes in Los Angeles and Oakland, and the sale of residential property in Singapore generated $199 million in cash. Substantially all of these proceeds were used to purchase short-term investments.

Capital Spending

      The company took delivery of five C11-class vessels in 1995 and one C11-class vessel in 1996. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996.

      To finance a portion of these vessel purchases, the company borrowed $402 million. Of this amount, $62 million was borrowed in January 1996 and the remainder in 1995. The company has entered into four interest rate swap agreements to exchange the variable interest rates on certain vessel mortgage notes for fixed rates over periods of 7 and 12 years.

      Other 1996 capital expenditures included $48 million for leasehold improvements for the new Los Angeles terminal, and the remainder were containers and chassis purchases and vessel modifications.

     In 1995, in addition to vessel expenditures of $392 million, the company spent $64 million for purchases of chassis, containers and terminal and leasehold improvements. In 1994, in addition to vessel progress payments of $31 million, the company made capital expenditures totaling $97 million for purchases of chassis, vessel modifications and terminal and leasehold improvements.

      Capital expenditures in 1997 are currently expected to be approximately $150 million, and will be primarily for terminal and leasehold improvements, transportation equipment and systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $85 million.

Share Repurchases and Redemptions

     In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open-market or privately negotiated transactions. As of December 27, 1996, the company had paid $29 million to repurchase approximately
1.3 million shares of its common stock under this program, as more fully described in Note 10 of Notes to Consolidated Financial Statements.

     In July 1995, at the election of the holders, all 1,500,000 shares of 9% Series C Cumulative Convertible Preferred Stock ("Series C Preferred Stock") were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).

     In  1995, the Board of Directors authorized the repurchase of  up to 6 million shares of the company's common stock.  This repurchase was completed at prices ranging from $25.81  to  $30 per share, plus expenses.

     All repurchased shares were retired. The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital and Retained Earnings.

Capital Resources

     The company has a credit agreement with a group of banks which provides for an aggregate commitment of $200 million through March 1999. Under that agreement, the company also has an option to sell up to $150 million of certain of its accounts receivable to the banks as an alternative to borrowing. There have been no borrowings under this agreement.

     In January 1994, the company issued $150 million of 30-year Senior Debentures, the proceeds from which were used to finance vessel purchases, other capital expenditures and for general corporate purposes.

     The company believes its existing resources, cash flows from operations and borrowing capacity under its existing credit facilities will be adequate to meet its liquidity needs for the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS

     Statements prefaced with "expects", "anticipates", "estimates", "believes" and similar words are forward-looking statements based on the company's current expectations as to prospective events, circumstances and conditions over which it may have little or no control and as to which it can give no assurances. All forward-looking statements, by their nature, involve risks and uncertainties, including those discussed above and below, that could cause actual results to differ materially from those projected.

     The company expects that it and the shipping industry generally will face challenging conditions in coming years. The adversity of the operating environment and its impact on the company's operating results will depend on a variety of factors, including: the timing and extent of an anticipated slowing of market growth in certain markets served by the company; the amount and timing of an anticipated significant increase in industry capacity due to new vessel deliveries to competing carriers; rate reductions in some market segments due to this additional capacity and other factors; successful implementation and continuation of the company's alliances, which comprise a significant factor in the company's long-term strategy to remain competitive; and the pace and degree of industry deregulation.

     As a result of excess capacity, slow market growth and increased competition, considerable rate instability exists in most of the company's major markets. Destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers in these trades, including the company.

     Demand in the trans-Pacific market is dependent on factors such as the quantity of available import and export cargo and economic conditions in the U.S. and other Pacific Basin countries. The degree to which any growth or contraction in the trans-Pacific market impacts the company will depend in large part on the introduction of additional vessels into the market by the company's competitors. Because a number of competing ocean carriers have placed orders for the construction of a significant number of new vessels, capacity in the trans-Pacific market is expected to grow significantly more than demand, which could result in further rate reductions.

     Other risks and uncertainties include: growth trends in other markets served by the company, the company's ability to respond to those trends, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations, and the continuation and effectiveness of the Trans-Pacific Stabilization Agreement and the various shipping conferences to which the company belongs. If the company were unable to negotiate acceptable labor agreements, the results could include work stoppages, strikes or other labor difficulties, or higher labor costs, any of which could have a material adverse affect on the company's operating results. The company has experienced such difficulties at times in the past, and can provide no assurance that they will not occur in the future.

     Also, the company is subject to inherent risks of conducting business internationally, including changes in: legislative or regulatory requirements, the relative values of the U.S. dollar and the various foreign currencies with which the company is paid and funds its local operations, tariffs and other trade barriers and restrictions affecting its customers, payment cycles, the difficulty of collecting accounts receivable, taxes, and the burdens of complying with a variety of foreign laws. In connection with its international operations, the company is also subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships affecting the company or its customers.

     The company expressly disclaims any obligation or undertaking to update any forward-looking statements contained herein in the event of any change in the company's expectations with regard thereto or with regard to current or prospective conditions or circumstances on which any such statement is based.


ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS  AND  SUPPLEMENTARY
DATA

INDEX TO FINANCIAL STATEMENTS

Report of Management                                        29
Report of Independent Public Accountants                    30
Consolidated Financial Statements
     Statement of Income                                    31
     Balance Sheet                                          32
     Statement of Cash Flows                                33
     Statement of Changes in Stockholders' Equity           34
     Notes to Consolidated Financial Statements          35-54
Financial Statement Schedule
     Schedule II                                            55

                      REPORT OF MANAGEMENT

To the Stockholders of APL Limited:

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

/s/ Timothy J. Rhein
Timothy J. Rhein
President and Chief Executive Officer

/s/ L. Dale Crandall
L. Dale Crandall
Executive Vice President and
Chief Financial Officer

/s/ William J. Stuebgen
William J. Stuebgen
Vice President, Controller and
Chief Accounting Officer


Oakland, California
February 7, 1997

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of APL Limited:


      We have audited the accompanying consolidated balance sheet of APL Limited (a Delaware corporation) and subsidiaries as of December 27, 1996 and December 29, 1995, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 27, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APL Limited and subsidiaries as of December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996, in conformity with generally accepted accounting principles.

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




/s/ Arthur Andersen LLP



San Francisco, California
February 7, 1997

APL Limited

CONSOLIDATED STATEMENT OF INCOME
Year Ended                   December 27    December 29  December 30
(In thousands, except               1996           1995         1994
 per share amounts)
Revenues                       $2,739,126    $2,895,982   $2,793,468
Expenses                        2,598,432     2,827,609    2,670,320
Operating Income                  140,694        68,373      123,148

Interest Income                    26,998        23,098       16,150
Interest Expense                  (63,516)      (38,318)     (28,994)
Income Before Taxes               104,176        53,153      110,304
Federal, State and Foreign
 Tax Expense                       34,722        22,856       36,106
Net Income                      $  69,454    $   30,297   $   74,198
Less Dividends on Preferred Stock                 3,375        6,750
Net Income Applicable to
  Common Stock                  $  69,454    $   26,922   $   67,448

Earnings Per Common Share
  Primary                       $    2.67    $     0.95   $      2.38
  Fully Diluted                 $    2.67    $     0.99   $      2.30
Dividends Per Common Share $ 0.40 $ 0.40 $ 0.40 See notes to consolidated financial statements.

APL Limited

CONSOLIDATED BALANCE SHEET
                                            December 27  December 29
(In thousands, except share amounts)               1996         1995
ASSETS
Current Assets
Cash and Cash Equivalents                     $ 102,370     $ 76,564
Short-Term Investments                          180,628       59,086
Trade and Other Receivables, Net                242,460      245,490
Fuel and Operating Supplies                      29,220       40,358
Prepaid Expenses and Other Current Assets        61,804       80,840
Total Current Assets                            616,482      502,338
Property and Equipment
Ships                                           903,227    1,091,991
Containers, Chassis and Rail Cars               764,294      801,274
Leasehold Improvements and Other                252,466      284,850
Construction in Progress                         29,078       25,333
                                              1,949,065    2,203,448

Accumulated Depreciation and Amortization     (825,846)    (961,971)
Property and Equipment, Net                   1,123,219    1,241,477
Investments and Other Assets                    140,477      134,968

Total Assets                                 $1,880,178   $1,878,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt
  and Capital Leases                          $   9,866   $   11,810
Accounts Payable and Accrued Liabilities        380,690      425,378
Total Current Liabilities                       390,556      437,188
Deferred Income Taxes                           173,867      157,480
Other Liabilities                               116,569      127,858
Long-Term Debt                                  695,546      685,954
Capital Lease Obligations                           801        1,133
Total Long-Term Debt and
  Capital Lease Obligations                     696,347      687,087

Commitments and Contingencies
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-24,564,000 in
  1996 and 25,669,000 in 1995                    24,564       25,669
Additional Paid-In Capital                          632        1,943
Retained Earnings                               477,643      441,558
Total Stockholders' Equity                      502,839      469,170

Total Liabilities and Stockholders' Equity   $1,880,178   $1,878,783
See notes to consolidated financial statements.

APL Limited

CONSOLIDATED STATEMENT OF CASH FLOWS
Year Ended                           December 27December 29December 30
(In thousands)                              1996       1995       1994
Cash Flows from Operating Activities
Net Income                               $69,454   $ 30,297   $ 74,198
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization          113,326    112,418    106,274
  Noncash Restructuring Charge                       43,510
  Deferred Income Taxes                   30,160    (13,134)    14,865
  Change in Receivables                   12,001      4,118    (42,216)
  Issuance of Notes Receivable on Sales
   of Real Estate                                               (7,470)
  Change in Fuel and Operating Supplies    7,389     (3,809)    (1,195)
  Change in Prepaid Expenses and Other
   Current Assets                            528     (9,096)     8,335
  Gain on Sale of Property and Equipment (24,102)    (5,660)    (5,583)
  Gain on Sale of Distribution Services   (6,900)
  Change in Accounts Payable and
   Accrued Liabilities                   (20,482)   (11,456)    18,844
  Change in Restructuring Charge
   Liability                             (22,405)
  Gain on Curtailment of Pension and
   Postretirement Benefits               (12,542)
  Other                                  (21,863)    16,921     10,519
  Net Cash Provided by
   Operating Activities                  124,564    164,109    176,571
Cash Flows from Investing Activities
Capital Expenditures                    (144,278)  (455,721)  (127,757)
Proceeds from Sales of Property
  and Equipment                          197,321     44,937      9,297
Proceeds from Sales of
  Distribution Services                    2,000
Purchase of Short-Term Investments      (505,995)   (99,975)  (453,870)
Proceeds from Sales of
  Short-Term Investments                 384,453    255,787    238,972
Transfer from Capital Construction Fund    5,372
Deposits to Capital Construction Fund     (8,114)
Other                                      1,518      2,261      1,649
  Net Cash Used in Investing Activities (67,723) (252,711) (331,709) Cash Flows from Financing Activities
Repurchase of Common Stock               (28,953)  (170,364)
Issuance of Debt                          62,215    339,897    147,348
Repayments of Capital Lease Obligations  (11,806)    (3,877)    (3,278)
Repayments of Debt                       (43,290)   (28,357)   (24,897)
Dividends Paid                           (10,168)   (14,359)   (17,651)
Debt Issue Costs                          (1,624)    (4,980)
Other                                      3,336      7,213      9,383
  Net Cash Provided by (Used in)
   Financing Activities                  (30,290)    125,173    110,905
Effect of Exchange Rate Changes on Cash     (745)        239        (66)
  Net Increase (Decrease) in Cash
   and Cash Equivalents                   25,806     36,810     (44,299)
Cash and Cash Equivalents at
  Beginning of Year                       76,564     39,754      84,053
Cash and Cash Equivalents at
  End of Year                           $102,370   $ 76,564    $ 39,754
See notes to consolidated financial statements.

APL Limited

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Year Ended                           December 27December 29December 30
(In thousands, except share amounts)        1996       1995       1994
Common Stock
Beginning Balance                        $25,669   $ 27,318   $ 26,837
Stock Awards and Options Exercised, Net      161        390        481
Conversion of Redeemable Preferred Stock              3,962
Repurchase and Retirement of Common Stock (1,266)    (6,001)
 Ending Balance                           24,564     25,669     27,318
Additional Paid-In Capital
Beginning Balance                          1,943     70,853     61,656
Stock Awards and Options Exercised, Net    3,180      6,837      9,197
Conversion of Redeemable Preferred Stock             71,038
Repurchase and Retirement of Common Stock (4,491)  (146,785)
 Ending Balance                              632      1,943     70,853
Retained Earnings
Beginning Balance                        441,558    443,212    386,960
Net Income                                69,454     30,297     74,198
Cash Dividends
 Common                                  (10,168)   (10,984)   (10,901)
 Series C Redeemable Preferred                       (3,375)    (6,750)
Repurchase and Retirement of
  Common Stock                           (23,196)  (17,578)
Other                                         (5)       (14)      (295)
 Ending Balance                          477,643    441,558    443,212
     Total Stockholders' Equity         $502,839   $469,170   $541,383
See notes to consolidated financial statements.

APL Limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Fiscal Year
      In 1996, American President Companies, Ltd. changed its name to APL Limited. The consolidated financial statements include the accounts of APL Limited and its majority-owned subsidiaries (the "company"), after eliminating intercompany accounts and transactions. The company's fiscal year ends on the last Friday in December. The company's 1996, 1995 and 1994 fiscal years were 52 weeks.

Nature of Operations
       The company provides transportation services for containerized cargo in the trans-Pacific, intra-Asia, Asia-Europe, Asia-Latin America and North American markets. Certain of the services are provided through alliances with other transportation companies. In addition, the company provides cargo distribution and warehousing services in the U.S. and freight consolidation services in Mexico, Asia, the Middle East, Europe and Africa. The company also provides freight deconsolidation services in several U.S. locations and acts as a non-vessel operating common carrier in the intra-Asia market and the markets from Asia to Europe and Australia. The company provides intermodal transportation and freight brokerage services to North American and international shippers, as well as time-critical cargo transportation and just-in-time delivery (principally to the automotive manufacturing industry). These services are provided through an integrated system of rail and truck transportation, the primary element of which is train services provided utilizing double-stack rail cars. The operations of the company in any one country, type of cargo or customer are not significant in relation to the company's overall operations.

Certain Significant Risks and Uncertainties
      As a result of excess capacity, slow market growth and increased competition, considerable rate instability exists in most of the company's major markets. Destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers in these trades, including the company.

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

Revenues and Expenses
      The company recognizes revenues on a percentage-of-completion basis and expenses as incurred. Detention revenue is recognized when cash is received.

Sales, General and Administrative Expenses
      Sales,  General and Administrative Expense,  included  in
Expenses on the accompanying Consolidated Statement of Income, was $386.3 million, $482.1 million and $502.5 million in 1996, 1995 and 1994, respectively.

Foreign Currency Transactions
      The company's functional currency is the U.S. dollar. Foreign entities translate monetary assets and liabilities at period-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Net gains or (losses) from changes in exchange rates are included in Expenses on the accompanying Consolidated Statement of Income and for 1996, 1995 and 1994 were $(1.5) million, $(1.7) million, and $0.5 million, respectively.

      The company periodically enters into contracts to buy foreign currencies in the future to hedge the impact of foreign currency fluctuations on certain operating commitments. The gains or losses on these contracts are deferred and recognized when the related operating expenses are incurred, and are recorded as a decrease or increase in Expense on the accompanying Consolidated Statement of Income.

Cash, Cash Equivalents and Short-Term Investments
      Cash and Cash Equivalents comprise cash balances and investments with maturities of three months or less at the time of purchase. Short-Term Investments consist of commercial paper, auction rate preferred stock and other cash instruments and are carried at cost, which approximates fair value. Included in Cash and Cash Equivalents at December 27, 1996 is
$15.8 million held in trust and restricted for use in purchasing certain terminal equipment.

Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities
(In thousands)                           1996       1995       1994
Cash Paid for:
 Interest, Net of
  Capitalized Interest                $62,865     $34,570    $24,158
 Income Taxes, Net of Refunds         $21,859     $31,459    $15,848
Noncash Items:
 Notes Receivable from the Sale
  of Distribution Services            $ 6,000
 Change in Trade Receivables Invested in
  the Capital Construction Fund       $(1,998)    $27,178    $37,773
 Conversion of Redeemable Preferred Stock         $75,000

Allowance for Doubtful Accounts
      The provision for doubtful accounts, included in Expenses on the accompanying Consolidated Statement of Income, for 1996, 1995 and 1994 was $6.1 million, $14.9 million and $13.2 million, respectively. At December 27, 1996 and December 29, 1995, the allowance for doubtful accounts, included in Trade and Other Receivables on the accompanying Consolidated Balance Sheet, was $19.8 million and $22.5 million, respectively.

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

Classification                            Estimated Useful Life
Ships                                            15 to 25 Years
Containers, Chassis and Accessories               5 to 20 Years
Rail Cars                                         5 to 10 Years
Other Property and Equipment                            Various
Assets Under Capital Lease Arrangements           Term of Lease

       Depreciation  and  amortization  expense,  included   in
Expenses on the accompanying Consolidated Statement of Income, was $113.3 million, $112.4 million and $106.3 million in 1996, 1995 and 1994, respectively.

      During 1996, the company recorded gains of $11.5 million and $9.2 million from the sale of certain cranes from its terminals in Los Angeles and Oakland, and residential property in Singapore, respectively. The company is obligated to enter into agreements with third parties regarding movement of its Oakland port facilities prior to a specified date. If no such agreement is reached, the company would be obligated to repurchase the Oakland cranes or pay increased rates for their use.

      Maintenance and repair expenditures of $118.0 million, $126.3 million and $117.3 million were included in Expenses on the accompanying Consolidated Statement of Income in 1996, 1995 and 1994, respectively, as incurred. At December 27, 1996 and December 29, 1995, the balance of deferred costs for major periodic dry dockings and rail car overhauls, which are amortized over two to five years, was $10.8 million and $6.3 million, respectively, and was included in Investments and Other Assets on the accompanying Consolidated Balance Sheet.

Long-Term Investments
      The company has certain investments, long-term deposits and receivables, which are included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. The fair value of these assets approximates their carrying value at December 27, 1996.

Software Costs
     Costs related to internally developed software are charged to expense as incurred. Purchases of major integrated software systems are capitalized and amortized using the straight-line method over five years.

Capitalized Interest
      Interest costs of $0.9 million relating to cash paid for construction of port facilities were capitalized in 1996. In addition, interest costs of $8.4 million and $6.3 million relating primarily to cash paid for the construction of vessels were capitalized in 1995 and 1994, respectively.

Insurance Reserves
      The company is self-insured for a significant portion of its cargo, vessel, and personal injury exposures. Insurance reserves are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events.

Reclassifications
     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.


NOTE 2.   UNITED STATES MARITIME AGREEMENTS AND LEGISLATION

Operating-Differential Subsidy Agreement
      The company and MarAd are parties to an ODS agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater labor expense of vessel operation under United States registry. The ODS amounts for 1996, 1995 and 1994 were $44.7 million, $61.5 million and $60.8 million, respectively, and have been included as a reduction of expenses. The reduction in subsidy in 1996 reflects the sale by the company of six U.S.-flag vessels to Matson in December 1995 and January 1996 as discussed in Note 11.

      On October 8, 1996, the Maritime Security Act of 1996 was signed into law. This legislation provides for a 9-year Maritime Security Program administered by MarAd with up to $100 million in payments per annum to be appropriated by Congress on an annual basis. MSP provides $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005.

       On January 21, 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act, and certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. The operating agreements are one-year contracts, which will be automatically renewed through September 30, 2005 subject to available funding. If annual funding is not appropriated by the U.S. Congress, the operating agreements may be terminated on 60-days notice by MarAd. The agreements may also be terminated by the participating carrier on 60-days notice at any time, provided that the carrier continues to participate in the Emergency Preparedness Program and the vessels continue under U.S. flag registry through the end of the then-current fiscal year.

      Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel expired and was renegotiated, and a new agreement was reached with these unions on December 18, 1996. The new contract expires in June 1999. Existing agreements covering licensed personnel expire in December 1997 and June 1998, and the company has been engaged in discussions with the related unions regarding continuation of those agreements. The company is unable to predict when or whether new agreements may be reached, and labor disturbances could result which could have a material adverse impact on the company.

Capital Construction Fund
      The company also has an agreement with MarAd pursuant to which the company has established a Capital Construction Fund ("CCF") to which the company makes contributions to provide funding for the acquisition of certain U.S.-built assets and for the repayment of certain vessel acquisition debt. The CCF is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet, and at December 27, 1996 and December 29, 1995, totaled $65.7 million and $65.0 million, respectively, which were primarily invested in the company's trade accounts receivable.

      The company receives a federal income tax deduction for deposits made to the CCF, subject to certain restrictions. Withdrawals from the CCF for investment in vessels or related assets do not give rise to a tax liability, but reduce the depreciable bases of the assets for income tax purposes. At December 27, 1996, the total tax basis of assets purchased with CCF funds was approximately $43.3 million less than net book value. Deferred income taxes have been provided for amounts held by the CCF and for such qualified amounts invested in vessels or related equipment.

Shipping Act of 1984
      In 1996, legislation was introduced in the U.S. House of Representatives and the U.S. Senate that would substantially modify the Shipping Act. The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. Although Congress failed to adopt this legislation, it may be reintroduced in 1997. The legislation proposed in 1996 contained provisions that would have been phased in, would have eliminated government tariff filing, allowed confidential and independent contracts between shippers and ocean carriers, strengthened provisions that prohibit predatory activities by foreign carriers, under limited continuing oversight by the Federal Maritime Commission or a successor agency, while continuing the company's existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted, and whether any such legislation will contain terms similar to those proposed in 1996. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material impact on the competitive environment in which the company operates and on the company's results of operations. The company is unable to predict the nature or extent of the impact of this legislation, if enacted.


NOTE 3.   RESTRUCTURING CHARGE

      During the fourth quarter of 1995, the company recorded a restructuring charge of $48.4 million related to the accelerated completion of its reengineering program and other organizational changes. The charge included $36.4 million related to the elimination of certain positions in company operations that were being reorganized or reduced in size. The activity for the years ended December 29, 1995 and December 27, 1996 is as follows:

(In thousands)
1995 Restructuring Charge             $48,372
1995 Activity
 Severance Payments                   (4,862)
 Equipment and Leasehold Write-offs   (4,645)
Balance at December 29, 1995          $38,865
1996 Activity
 Severance Payments                  (19,323)
 Lease Termination Payments           (2,260)
 Equipment and Other Asset Write-offs (5,323)
Balance at December 27, 1996          $11,959


NOTE 4.   INCOME TAXES

      The company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years.

      The reconciliation of the company's effective tax rate to the federal statutory tax rate is as follows:

                                         1996       1995       1994
U.S. Federal Statutory Rate               35%        35%        35%
Increases (Decreases) in Rate Resulting from:
 State Taxes, Net of Federal Benefit       2%         3%         3%
 Revisions of Prior Years' Tax Estimates                        (6%)
 Permanent Book/Tax Differences and Other (4%)        5%         1%
Net Effective Tax Rate                    33%        43%        33%

      The following is a summary of the company's provision for income taxes:

(In thousands)                           1996       1995       1994
Current
 Federal                              $(3,366)   $24,798    $20,441
 State                                  1,873      2,455      2,865
 Foreign                                9,557      8,008      6,746
                                        8,064     35,261     30,052
Deferred
 Federal                               25,409    (11,108)     5,358
 State                                  1,249     (1,297)       696
                                       26,658    (12,405)     6,054
Total Provision                       $34,722    $22,856    $36,106

      The following table shows the tax effect of the company's
cumulative temporary differences and carryforwards included  on the  company's Consolidated Balance Sheet at December 27,  1996 and December 29, 1995:

(In thousands)                                       1996       1995
Excess  of Tax Over Book Depreciation
  and Deductions                               $(198,846)  $(196,071)
Pension and Postretirement Benefits                17,362     23,297
Excess Insurance Reserves Over Claims Paid         16,497     18,566
Allowance for Doubtful Accounts                     6,627      8,998
Restructuring Charge Accrual                        4,353     16,379
Accrued Liabilities                                 3,493      6,024
Other                                               4,247      6,700
Total Net Deferred Tax Liability                $(146,267) $(116,107)

     The company has federal alternative minimum tax credits of $2.9 million at December 27, 1996, which do not expire.

      The amount of deferred tax assets and liabilities at December 27, 1996 and December 29, 1995 were as follows:

(In thousands)                                       1996       1995
Deferred Tax Assets                             $  62,569   $ 85,032
Deferred Tax Liabilities                         (208,836)  (201,139)
Total Net Deferred Tax Liability                 (146,267)  (116,107)
Less Net Current Deferred Tax Asset               (27,600)   (41,373)
Deferred Income Taxes                           $(173,867) $(157,480)

      The net current deferred tax asset is included in Prepaid
Expenses   and   Other  Current  Assets  on  the   accompanying
Consolidated Balance Sheet.


NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts Payable and Accrued Liabilities at December  27,
1996 and December 29, 1995 were as follows:

(In thousands)                                       1996       1995
Accounts Payable                                $  52,316   $ 58,144
Accrued Liabilities                               250,523    243,228
Current Portion of Insurance Claims                15,326     19,564
Income Taxes                                                   5,855
Unearned Revenue                                   50,566     59,722
Restructuring Charge                               11,959     38,865
Total Accounts Payable and Accrued Liabilities  $ 380,690   $425,378

NOTE 6.   LONG-TERM DEBT

      Long-term debt at December 27, 1996 and December 29, 1995 consisted of the following:

(In thousands)                                       1996       1995
Vessel Mortgage Notes Due Through 2008 (1) $ 380,880 $338,044 8% Senior Debentures $150 Million Face Amount,
 Due on January 15, 2024 (2)                      147,198    147,169
7 1/8% Senior Notes $150 Million Face Amount,
 Due on November 15, 2003 (2)                     148,399    148,227
Series I 8% Vessel Mortgage Bonds,
 Due Through 1997 (3)                               9,530     33,353
8% Refunding Revenue Bonds, Due on
 November 1, 2009 (4)                              12,000     12,000
Other                                               7,069      7,161
Total Debt                                        705,076    685,954
Current Portion                                    (9,530)
Long-Term Debt                                  $ 695,546   $685,954

(1)The company has taken delivery of six new C11-class vessels. To finance a portion of the purchase price of these vessels, the company borrowed $339.9 million in 1995 and $62.2 million in 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels, which had a net book value of $503.0 million at December 27, 1996. Carrying value of the vessel mortgage notes approximates fair value because the interest rates on outstanding notes approximate current interest rates that would be offered to the company for similar debt.

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $261.3 million at December 27, 1996, to exchange the variable interest rate obligations on such notes for fixed rate obligations for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.415% and 6.86%. As a result of the swaps, the effective interest rates range between 6.625% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense. The company is exposed to credit losses in the event of counterparty nonperformance, but does not currently anticipate any such losses. Based on quoted dealer prices, immediate termination of the interest rate swaps would result in a gain of approximately $4.2 million at December 27, 1996.

(2)The company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.6 million and $1.8 million at December 27, 1996 and December 29, 1995, respectively. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at December 27, 1996 and December 29, 1995. Fair value of the Senior Notes and Senior Debentures was approximately $151 million and $147 million, respectively, at December 27, 1996 based on quoted dealer prices for similar issues.

(3) Principal payments on each of the company's Series I Vessel Mortgage Bonds are due in equal semiannual installments of $2.4
   million.   The  bonds issued under this loan  agreement  are
   collateralized by the five C10-class vessels, which had a net book value of $162.8 million at December 27, 1996. Fair value of this debt is approximately $9.6 million at December 27, 1996.

(4)The Bonds are redeemable on or after November 1, 1999 at a redemption price of 102% of the principal amount, reducing to 100% of the principal amount on or after November 1, 2001. Carrying value of the Bonds approximates fair value because the interest rates on outstanding debt approximate current interest rates that would be offered to the company for similar debt.

      Principal payments scheduled on long-term debt during the next five years, assuming the company exercises its options to defer payments on the Vessel Mortgage Notes, are as follows:

         (In thousands)
          1997                            $  9,530
          1998                              11,382
          1999                              26,623
          2000                              28,762
          2001                              31,182

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

NOTE 7.   LEASES

     The company leases equipment under capital leases expiring in four years. Assets under capital lease included in Property and Equipment on the accompanying Consolidated Balance Sheet at December 27, 1996 and December 29, 1995 are as follows:

(In thousands)                                      1996        1995
Containers, Chassis and Rail Cars              $   3,266    $ 37,982
Other Property and Equipment                         938         938
                                                   4,204      38,920
Accumulated Depreciation                          (3,513)    (36,578)
Total                                          $     691    $  2,342

      The following is a schedule of future minimum lease payments required under the company's leases that have initial noncancelable terms in excess of one year at December 27, 1996:

                                              Capital      Operating
(In thousands)                                 Leases         Leases
1997                                         $    414       $219,204
1998                                              414        113,547
1999                                              413        107,526
2000                                               45         90,922
2001                                                          75,176
Later Years                                                1,405,956
Total Minimum Payments Required              $  1,286       $2,012,331
Amount Representing Interest                     (149)
Present Value of Minimum Lease Payments         1,137
Current Portion                                  (336)
Long-Term Portion                            $    801

      The  above schedule of operating leases includes  minimum
payments  under 30 year leases for terminal facilities  in  Los
Angeles   and  Seattle,  which  are  currently  scheduled   for
occupancy upon completion of construction in 1997.

      Total rental expense for operating leases and short-term rentals was $319.7 million, $328.2 million and $334.3 million in 1996, 1995 and 1994, respectively.


NOTE 8.   EMPLOYEE BENEFIT PLANS

Pension Plans
      The company has defined benefit pension plans covering most of its employees, which generally call for benefits to be paid to eligible employees at retirement based on years of credited service and average monthly compensation during the five years of employment with the highest rate of pay. The company's general policy is to fund pension costs at no less than the statutory requirement. Certain non-qualified plans are secured through a grantor trust. The investment in this trust at December 27, 1996 was $18.0 million and is included in Investments and Other Assets on the accompanying Consolidated Balance Sheet. The investments in the trust consist of life insurance policies and other cash instruments, which are carried at fair value.

      The following table sets forth the pension plans' funded status and amounts recognized in the accompanying Consolidated
Balance Sheet at December 27, 1996 and December 29, 1995:

                                     1996                1995
                              Assets in Accumulated Assets in Accumulated
                              Excess of    Benefits  Excess of   Benefits
                              Accumulated in Excess Accumulated in Excess
(In thousands)                Benefits    of Assets Benefits    of Assets
Actuarial Present Value of:
  Vested Benefit Obligation   $(118,660)  $(10,334)  $(108,061) $(10,149)
  Accumulated Benefit
   Obligation                  (124,557)   (10,547)   (116,458)  (10,932)
Actuarial Present Value of
  Projected Benefit
   Obligation                 $(143,512)  $(17,346)  $(161,224) $(17,922)
Plan Assets at Fair Value       167,859                152,169       765
Funded Status                    24,347    (17,346)     (9,055)  (17,157)
Unrecognized Net Loss (Gain)     (7,588)       684      10,438       330
Unrecognized Prior Service
 (Credit) Cost                  (16,402)     2,613     (14,998)    3,528
Unrecognized Transition
 (Asset) Obligation             (13,139)   (2,050)    (8,850)        829
Net Pension Liability          $(12,782) $(16,099)  $(22,465)   $(12,470)

      The following assumptions were made in determining the company's net pension liability:

(Weighted Average of All Plans)           1996      1995        1994
Discount Rate                             7.9%      7.5%        7.9%
Rate of Increase in Compensation Levels   5.3%      5.2%        5.2%
Expected Long-Term Rate of Return
 on Plan Assets                           8.2%      8.2%        8.2%

     Net pension cost related to the company's pension plans included the following components:

(In thousands)                            1996       1995       1994
Service Cost                          $  9,272    $ 8,333    $ 9,144
Interest Cost on Projected
 Benefit Obligation                     13,604     12,357     11,228
Actual Return on Plan Assets           (19,649)   (25,019)       414
Net Amortization and Deferral            5,106     12,648    (12,971)
Net Pension Cost                      $  8,333    $ 8,319    $ 7,815

      During 1996, the company recorded a net gain of $10.9 million related to its defined benefit pension plans in the U.S., Hong Kong and Japan. These gains resulted from net decreases in pension liabilities for employees who left the company in 1995 and 1996 as a result of the company's restructuring, which is discussed in Note 3.

      The company also participates in collectively bargained, multi-employer plans that provide pension and other benefits to certain union employees. The company contributed $4.2 million in 1996, $5.8 million in 1995, and $5.3 million in 1994 to such
plans.             These           contributions            are
determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked and are expensed as incurred. Under certain of the multi-employer pension plans in which the company participates, the company has withdrawal liabilities of $6.7 million for unfunded vested benefits at December 31, 1995, the latest valuation date. However, the company has no present intention of withdrawing from the plans, nor has the company been informed that there is any intention to terminate the plans. There are no other significant withdrawal liabilities attributable to the company for multi-employer pension plans.

Postretirement Benefits Other than Pensions
      The company shares the cost of its health care benefits with the majority of its domestic shoreside retired employees and recognizes the cost of providing health care and other benefits to retirees over the term of employee service. During 1996, the company recorded a gain of $1.7 million resulting from the curtailment of postretirement obligations due to workforce reductions as a result of the company's restructuring, which is discussed in Note 3.

       Postretirement   benefit  costs  in   the   accompanying
Consolidated Statement of Income were as follows:

(In thousands)                            1996       1995       1994
Interest Cost                         $  1,289    $ 1,266    $ 1,380
Service Cost                               928        795      1,117
Amortization of Gains                     (471)      (477)      (117)
Total Postretirement Benefit Cost     $  1,746    $ 1,584    $ 2,380

      The following table sets forth the postretirement benefit obligation recognized in the accompanying Consolidated Balance
Sheet at December 27, 1996 and December 29, 1995:

(In thousands)                                     1996    1995
Accumulated Postretirement Benefit Obligation
Retirees                                        $ 7,385 $ 7,489
Active Employees - Fully Eligible                   371     604
Active Employees - Not Fully Eligible             4,424   8,483
Unrecognized Net Gain                             8,499   7,505
Unamortized Prior Service Cost                    4,560   1,834
Total                                           $25,239 $25,915

     The expected cost of the company's postretirement benefits is assumed to increase at an annual rate of 8.2% in 1996. This rate is assumed to decline approximately 1% per year to 5% in the year 1999 and remain level thereafter. The health care cost trend rate assumption has a significant impact on the amounts reported. An increase in the rate of 1% in each year would increase the accumulated postretirement benefit obligation at December 27, 1996 by $1.0 million and the aggregate of the service and interest cost for 1996 by $0.1 million. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 8.0%. The company has not funded the liability for these benefits.

Profit-Sharing Plans
      The company has defined contribution profit-sharing plans covering certain non-union employees. Under the terms of these plans, the company has agreed to make matching contributions equal to those made by the participating employees up to a maximum of 6% of each employee's base salary. Effective
January 1, 1997, the base company matching contribution for active employees will be $0.75 for each dollar contributed up to 6% of each employee's base salary. Additional matching contributions, up to $0.50 for each dollar contributed, may also be made if the company achieves certain financial results. The company's total contributions to the plans amounted to $5.1 million for 1996 and $6.3 million for 1995 and 1994.


NOTE 9.   REDEEMABLE PREFERRED STOCK

      In July 1995, at the election of the holders, all 1,500,000 shares of Series C Preferred Stock were converted into 3,961,498 shares of common stock, or 2.641 shares of common stock for each share of Series C Preferred Stock (a conversion price of $18.93 per share of common stock).


NOTE 10.  STOCKHOLDERS' EQUITY

Common Stock Repurchase
      In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the
company's   common  stock  through  open  market  or  privately
negotiated transactions. During 1996, the company repurchased 1,266,100 shares of its common stock under this program for $29.0 million at an average price of $22.82 per share, plus expenses.

      In 1995, the Board of Directors authorized the repurchase
of  up to 6 million shares of the company's common stock.  This repurchase was completed at prices ranging from $25.81  to  $30 per share, plus expenses.

      All repurchased shares were retired. The excess of the purchase price of the common stock over its stated value has been reflected as a decrease in Additional Paid-In Capital and Retained Earnings on the accompanying Consolidated Balance Sheet.

Earnings Per Common Share
      For 1996, primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. For 1995 and 1994, primary earnings per common share were computed by dividing net income, reduced by the amount of preferred stock dividends, by the weighted average number of common shares and common equivalent shares outstanding during the year. Fully diluted earnings per common share for 1995 and 1994 were computed based on the assumption that the Series C Preferred Stock was converted at the beginning of the year. Common equivalent shares consist of stock options granted and premium stock bonus plan shares. The number of shares used in these computations was as follows:

Weighted Average Number of Common and Common Equivalent Shares
(In millions)                                   1996    1995    1994
Primary                                         26.0    28.2    28.3
Fully Diluted                                   26.1    30.6    32.3

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

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This
new       standard       defines       a       fair       value
based method of accounting for employee stock options, and gives companies a choice of recognizing related compensation expense by adopting the new fair value method or continuing to measure compensation under Accounting Principles Board Opinion No. 25 ("APB 25"). The company intends to continue using the measurement prescribed by APB 25. Had compensation cost for these plans been determined consistent with SFAS 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                   1996    1995
Net Income (In thousands)
As Stated                                       $69,454  $30,297
Pro Forma                                       $69,001  $30,087
Primary Earnings per Common Share
As Stated                                       $  2.67  $  0.95
Pro Forma                                       $  2.65  $  0.95
Fully Diluted Earnings per Common Share
As Stated                                       $  2.67  $  0.99
Pro Forma                                       $  2.65  $  0.98

      Because the SFAS 123 method of accounting has not been applied to options granted prior to December 31, 1994, the resulting pro forma compensation cost may not be representative of the cost to be expected in future years.

      The fair value of each grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   1996    1995
Risk Free Interest Rate                            6.08%    6.23%
Expected Dividend Yield                            2.00%    2.00%
Expected Volatility                               33.00%   33.00%
Expected Life in Years                             4.43     5.46

      The following is a summary of the transactions and status of the company's stock option plans:

                               1996           1995           1994
                               Average        Average        Average
                              Exercise       Exercise       Exercise
(Shares in thousands)    Shares  Price  Shares  Price  Shares  Price
Outstanding  at Beginning
  of Year                 4,449 $20.17   4,92  $19.63   4,176 $17.80
Granted
  Exercise Price equals
   Fair Value                42  23.88    155   24.15   1,359  22.51
 Exercise Price greater than
  Fair Value                105   22.38    137   22.38
Exercised                  (153)  15.88   (391)  13.68   (517)  12.07
Canceled                   (467)  22.38   (373)  22.29    (97)  21.59
Outstanding at End
  of Year                 3,976  $20.18  4,449  $20.17  4,921  $19.63
Exercisable at End
  of Year                 1,243  $14.92  1,220  $14.29  1,241  $12.86
Weighted Average Fair Value
 of Options Granted               $6.34          $7.68

      The following summarizes information about the stock options outstanding at December 27, 1996:

                    Options Outstanding            Options Exercisable
                           Weighted-
                             Average Weighted-               Weighted-
Range of    Outstanding    Remaining   Average    Exercisable  Average
Exercise        Options  Contractual  Exercise        Options Exercise
Prices   (In thousands) Life (Years)     Price (In thousands)    Price
$7.81 to 10.31      525         3.77     $9.98            525    $9.98
$10.50 to 19.50     590         5.42     17.89            590    17.89
$20.00 to 22.00      94         6.04     20.63             83    20.63
$22.38            2,513         6.52     22.38             20    22.38
$22.75 to $29.94    254         7.12     24.66             25    23.61
$7.81 to 29.94    3,976         6.02    $20.18          1,243   $14.92

      At December 27, 1996, 1,303,605 shares were available for future grants of stock options under the plans.

     In 1995, the Board of Directors adopted the company's 1995 Stock Bonus Plan ("Stock Bonus Plan"). The Stock Bonus Plan permits executives and key employees, as selected by the Compensation Committee of the Board of Directors, to receive all or part of their bonuses in the form of shares of common stock or phantom shares. In addition, non-employee directors may elect to receive all or part of their annual retainers and/or meeting fees in the form of shares of common stock or phantom shares. Participants receive a premium in the form of additional shares equal to 17.6% which vest over a two year period. During 1996, the company issued 7,402 shares of common stock and 14,011 phantom shares, including the related premium shares. At December 27, 1996, 378,431 shares were available for stock bonuses and premiums under the plan.


NOTE 11.  COMMITMENTS AND CONTINGENCIES

Commitments

Ship Purchases and Ship Management
      The company took delivery of and made final payments on five C11-class vessels in 1995 and one C11-class vessel in 1996. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996.

      In January 1995, the company and Columbia entered into an
agreement   under   which  Columbia  would   provide   crewing,
maintenance, operations and insurance for the company's six C11-class vessels for a per diem fee per vessel. The agreement may be terminated at any time by either party with notice.

Alliances
      The alliance agreements between the company, OOCL, MOL, NLL and MISC, collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996. Under the current alliance agreements, alliance partners contribute and are allocated vessel space, which may be adjusted from time to time. The agreements provide for, among other things, settlement of the difference between the value of vessel space provided by each partner and the value of vessel space available to that partner, at specified vessel costs per TEU per day. Agreements covering terminal and equipment sharing among the Global Alliance partners have not been reached, and the company is unable to predict at this time whether or when such agreements will be reached.

      NLL merged with the container line operations of P&O on December 31, 1996 to form P&O Nedlloyd Container Line Limited. NLL and P&O were each members of different alliances, and the future alliance participation of P&O-NL has not yet been determined. If P&O-NL does not continue in the Global Alliance, there could be a significant impact on the Global Alliance's operations. The company cannot predict when the alliance participation of P&O-NL will be determined or the resulting impact on the operations of the Global Alliance. However, while no assurances can be given, the company believes that acceptable alternatives may be available.

      In September 1996, the company and TMM amended their existing agreement for the reciprocal charter of vessel space. The amended agreement is effective until late April 1999 and automatically renews for one year unless terminated with one year's notice.

      The company and Matson commenced service under a 10-year alliance in February 1996. In connection with the alliance, the company sold Matson six of its U.S.-flag ships (three C9-class vessels and three C8-class vessels) and certain of its assets in Guam for approximately $163.4 million in cash. One of the ships was sold in December 1995, and the remaining five vessels were sold in January 1996. Four of these vessels, together with a fifth Matson vessel, are currently being used in the alliance. The net gain on the sale of the four vessels in the alliance and the Guam assets is estimated to be $1.9 million, depending upon final vessel modification and drydock costs, and will be deferred and amortized over the 10-year term of the alliance. The net gain on the sale of the fifth vessel was $1.6 million and was recognized in the first quarter of 1996. Matson is operating the vessels in the alliance, which serves the U.S. West Coast, Hawaii, Guam, Korea and Japan, and has the use of substantially all the westbound capacity. The company has the use of substantially all the alliance vessels' eastbound capacity.

      The value of vessel space provided by the company to the alliances is less than the value of the total capacity allocated to it through the alliances, resulting in an annual net cash payment from the company to its alliance partners. The amount paid to alliance partners was $50.6 million in 1996, and is currently estimated to be $55.8 million in 1997.

      In  connection  with the sale of the company's  K10-class
vessel construction contract to a third party in September 1995, the company, MOL, OOCL and NLL formed a joint venture company, in which their respective shares are each 25%, that agreed to charter back the K10 vessels for seven years. OOCL has agreed to subcharter the K10s from the joint venture for seven years for use in the Asia-Europe trade, replacing three of its 2,800 twenty-foot equivalent unit F-class vessels. The three replaced F-class vessels are being chartered to the joint
venture           for          ten          years           and
subchartered by the company from the joint venture through May 2000. The subcharters for two of such vessels have been assumed by TMM through May 1999. TMM's remaining obligations of $40.8 million under the assumed subcharters have been guaranteed by the company. The company has been deploying the third F-class vessel since May 1996 in its West Asia/Middle East service.

Facilities, Equipment and Services
      The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $84.7 million at December 27, 1996. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At December 27, 1996, the company had outstanding letters of credit totaling $29.0 million, which guarantee the company's performance under certain of its commitments.

      The company and a Philippine terminal developer and operator formed a joint venture for the development of terminal facilities in Karachi, Pakistan, in which each share equally in the venture's operations, profits and commitments. In June 1996, the joint venture entered into an implementation agreement with an agency of the Republic of Pakistan regarding construction and operation of these terminal facilities. The joint venture is currently arranging financing for the project. Subject to completion of the financing and other related arrangements, the company currently anticipates construction to begin in early 1997.

Employment Agreements
      The company has entered into employment agreements with certain of its executive officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $12.8 million at December 27, 1996.

Contingencies
     In October 1995, Lykes filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company chartered four L9-class vessels from Lykes, and Lykes operates three Pacesetter vessels chartered from the company. All four L9s were redelivered to Lykes by September 25, 1996, and the three Pacesetters continue to be operated by Lykes. On July 26, 1996, the Bankruptcy Court gave its final approval to a settlement agreement, which became effective on August 9, 1996, between the company and Lykes, establishing terms for the payment of the company's claims against Lykes for unpaid charter hire. The settlement also allows Lykes the use of the three Pacesetters until December 31, 1997 and requires Lykes to obtain the release of liens it permitted to be established against those vessels. Certain Bankruptcy Court orders underlying the settlement agreement have been appealed. Lykes' bankruptcy filing is not expected to have a material adverse impact on the company's consolidated financial position or results of operations.

      On December 27, 1996, Lykes and Canadian Pacific, Ltd. ("CP") entered into a Letter of Intent under which CP or one of its affiliates would purchase Lykes' U.S. container shipping services. Under the proposed transaction, CP would time
charter     Lykes'    vessels,    including    the    company's

Pacesetters. The company has been advised that CP also intends to assume certain of Lykes' obligations under the settlement agreement. Finalization of the Lykes purchase by CP is subject to satisfactory resolution of objections to the purchase filed with the Bankruptcy Court by certain Lykes creditors and final Bankruptcy Court approval.

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


NOTE 12.  SALE OF DOMESTIC DISTRIBUTION SERVICES

      In May 1996, the company sold its rights to service certain domestic intermodal customers of APLLTS, a wholly owned subsidiary of the company, for $2.0 million in cash and $6.0 million in notes, and realized a pre-tax gain of $6.9 million. In addition, APLLTS and the purchaser entered into a 10-year agreement whereby APLLTS will provide stacktrain services to the purchaser. Revenues related to the servicing rights sold represented approximately 4% of the company's consolidated 1996 revenues and approximately 6% of consolidated 1995 revenues.


NOTE 13.  BUSINESS SEGMENT INFORMATION

      The company provides container transportation services in North America, Asia and the Middle East through an intermodal system combining ocean, rail and truck transportation. In addition, the company was engaged in real estate operations until 1994, when its remaining real estate holdings were sold. Revenues and Operating Income for 1994 for the company's real estate operations were $16.2 million and $9.0 million, respectively. Identifiable assets related to the company's real estate operations, primarily notes receivable, totaled $0.6 million, $1.2 million and $6.0 million in 1996, 1995 and 1994, respectively.

       The following table shows the percentage of ocean transportation revenues by country:

                      1996              1995              1994
               OriginDestination OriginDestination OriginDestination
United States    24%      39%      27%      41%      26%       44%
Hong Kong        13        4       13        5       14         4
People's Republic
 of China        12        3       10        3       10         3
Japan             8       10        8       10        9        11
Taiwan            7        3        8        3        9         3
India             6        3        5        3        5         2
Indonesia         4        2        4        2        4         1
Korea             4        3        4        3        4         3
Thailand          4        2        3        2        3         1
Other            18       31       18       28       16        28

     Operating income, net income and identifiable assets cannot be allocated on a geographic basis due to the nature of the company's business.


NOTE 14.  QUARTERLY RESULTS (Unaudited)

(In millions, except per share amounts)

                              1996                     1995
Quarter       December September   June  April December September  June   April
Ended               27        20     28      5       29        22    30       7
Revenues         $725.5   $646.2 $641.1 $726.3   $769.9    $711.1 $674.3 $740.7
Operating Income
 (Loss)(1)(2)      31.7     48.9   42.5   17.6    (13.4)     53.5   24.7    3.6
Income (Loss)Before
 Taxes             22.8     40.9   33.9    6.6    (21.3)     49.8   23.0    1.7
Net Income (Loss  $16.6    $28.2  $20.8   $3.9   $(15.9)   $ 30.9  $14.2  $ 1.1
Earnings (Loss)
 Per Common Share
Primary           $0.66    $1.07  $0.78  $0.15   $(0.61)   $ 1.02  $0.45 $(0.02)
Fully Diluted     $0.65    $1.07  $0.78  $0.15   $(0.61)   $  0.97 $0.44 $(0.02)
Cash Dividends
 Per Common Share $0.10    $0.10  $0.10  $0.10    $0.10      $0.10 $0.10  $0.10
Market Price Per Common Share
High           $24 1/8  $25 7/8 $28 7/8 $23 7/8  $29 3/4 $31 1/2 $24 3/8 $24 1/4
Low             21 1/8   22      23      20 1/2   22 1/4  23 1/2  22 1/4  21 1/8

(1)During 1996, the company recorded a first quarter gain of $1.6 million on the sale of a vessel, a second quarter gain of $6.9 million on the sale of its domestic distribution services segment. In addition, during 1996, the company recorded gains of $12.9 million in the third quarter and a net loss of $0.3 million in the fourth quarter resulting from the curtailment of pension and postretirement obligations due to workforce reductions. During the fourth quarter of 1996, the company recorded gains of $11.5 million and $9.2 million from the sale of certain cranes from its terminals in Los Angeles and Oakland, and residential property in Singapore, respectively.

(2) During the fourth quarter of 1995, the company recorded a restructuring charge of $48.4 million related to the acceleration of its program to reengineer its order cycle processes and other organizational changes. The company incurred costs, related to its corporate initiatives, not included in the restructuring charge, of $6.6 million and $24.9 million in the fourth quarter and year of 1995, respectively. During the 1995 fourth quarter and full year, the company recognized gains of $2.5 million and $6.2 million on vessel sales, respectively, and received liquidated damages resulting from the delayed delivery of two of the new C11-class vessels of $2.0 million and $5.5 million, respectively.

            SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS


(In thousands)



Description    Balance at     Charged To   Deductions-      Balance at
                Beginning       Cost and  Describe (1)     End of Year
                  of Year        Expense


Allowance for Doubtful Accounts


December 27, 1996 $22,531          6,144        (8,845)        $19,830

December 29, 1995 $21,908         14,937       (14,314)        $22,531

December 30, 1994 $10,359         13,217        (1,668)        $21,908


(1)Uncollectible receivables written off, net of recoveries and other items.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The  information  with respect to Directors  and  certain
executive officers of the company appearing under the caption "Election of Directors - Information With Respect to Nominees and Directors" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 14, 1997 is hereby incorporated herein by reference.

The following sets forth certain information with respect to the remaining executive officers of the company:

John G. Burgess, age 52, was elected Executive Vice President of the company in May 1995. He has also served as Executive Vice President of American President Lines, Ltd. ("APL") since December 1992. Prior to that, he served as Executive Vice President and Chief Operating Officer APL from May 1990 to November 1992.

Maryellen B. Cattani, age 53, was elected Executive Vice President of the company in March 1995. She has also served as General Counsel and Secretary of the company since July 1991 and as a Senior Vice President from July 1991 to March 1995. Prior to joining the company, she was a partner in the law firm of Morrison & Foerster from 1989 to 1991.

L. Dale Crandall, age 55, was elected Executive Vice President and Chief Financial Officer of the company in March 1995 and Treasurer of the company in September 1995. Prior to that, Mr. Crandall was managing partner of Price Waterhouse's Los Angeles office since 1990.

Michael Goh, age 47, was elected Executive Vice President of the company in April 1996. Prior to that, he served as Senior Vice President of the company from March 1996 to April 1996, Senior Vice President of APL from January 1996 to March 1996 and in various capacities with APL Land Transport Services, Inc., including Senior Vice President from May 1992 to July 1994 and Vice President from May 1989 to April 1992.

James  S. Marston, age 63, was elected Executive Vice President
and  Chief Information Officer of the company in May 1995.   He
served as Senior Vice President and Chief Information Officer of the company from September 1987 to May 1995.

William  J.  Stuebgen, age 49, has served  as  Vice  President,
Controller of the company since October 1990.

The executive officers of the company are elected by the Board of Directors. Each officer holds office until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation, retirement or removal by the Board.

ITEM 11.  EXECUTIVE COMPENSATION

      The information appearing under the caption "Compensation of Executive Officers and Directors" and in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 14, 1997, is hereby incorporated herein by reference.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

      The information appearing under the captions "Election of Directors-Stock Ownership of Directors and Executive Officers" and "Certain Beneficial Ownership of Securities" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 14, 1997, is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information appearing under the captions "Compensation of Executive Officers and Directors -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements and Certain Transactions" in the company's definitive proxy statement for the annual meeting of stockholders to be held on May 14, 1997, is hereby incorporated herein by reference.


                             PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
ON FORM 8-K
(a) Documents filed as part of this report:

  1. Financial Statements and Schedules


  The  following  report  of  independent  public  accountants,
  consolidated   financial  statements   and   notes   to   the
  consolidated   financial  statements  of  APL   Limited   and
  subsidiaries are contained in Part II, Item 8:

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

  2. The following schedules are contained in Part II, Item 8:

  a. Schedule II - Valuation and Qualifying Accounts

3.Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-K

Exhibit No.    Description of Document

2.1* Purchase Agreement as of May 2, 1996, by and among Hub Group, Inc., APL Limited and APL Land Transport Services, Inc., incorporated by reference to the identically numbered exhibit to the Form 8-K (File No. 1-8544), dated May 2, 1996 and filed on May 17, 1996.

3.1*  Integrated   copy   of   the   amended   Certificate   of
      Incorporation, filed as Exhibit 3.1 to the company's Form
      10-Q (File No. 1-8544), dated November 1, 1995.

3.2*  Integrated copy of the amended By-Laws, filed as  Exhibit
      3.1  to the company's Form 10-Q (File No. 1-8544),  dated
      August 2, 1996.

3.3* Certificate of Ownership and Merger merging APL Limited into American President Companies, Ltd., and changing the name of American President Companies, Ltd. to APL Limited, effective June 1, 1996, filed as Exhibit 3.2 to the company's Form 10-Q (File No. 1-8544), dated August 2, 1996.

4.1* Amended and Restated Rights Agreement dated October 22, 1991, between the company and The First National Bank of Boston, as Rights Agent, filed as Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated October 22, 1991.

4.2* Trust Indenture between American President Lines, Ltd., Issuer, and Security Pacific National Bank, Trustee, dated as of April 22, 1988, President Truman Issue, filed as Exhibit 4.1 to the company's Form SE (File No. 1-
      8544), dated July 26, 1988.

4.3*  Forms  of Series I and Series II Bonds, filed as part  of
      Exhibit 4.1 to the company's Form SE (File No. 1-8544), dated July 26, 1988.

4.4* Registration Rights Agreement, among the company, Hellman & Friedman Capital Partners, Hellman & Friedman Capital Partners International (BVI), and APC Partners; dated as of August 3, 1988, as amended (without exhibits), filed as Exhibit 4.2 to the company's Form SE (File No. 1-
      8544), dated February 17, 1989.

4.5* Indenture, dated as of November 1, 1993, between American President Companies, Ltd. and The First National Bank of Boston as Trustee, filed as Exhibit 4.1 to the company's Form 8-K (File No. 1-8544), dated November 29, 1993.

4.6*  Form of 7-1/8% Senior Note Due 2003 of American President
      Companies,  Ltd., filed as Exhibit 4.2 to  the  company's
      Form 8-K (File No. 1-8544) dated November 29, 1993.

4.7*  Form  of  8%  Senior  Debentures  Due  2024  of  American
      President Companies, Ltd., filed as Exhibit 4.20 to the company's Form 10-K (File No. 1-8544), dated March 9,
      1994.

10.1* Operating-Differential  Subsidy  Agreement  (No.  MA/MSB-
      417), effective as of January 1, 1978, between the United States and American President Lines, Ltd., filed as
      Exhibit 10.1 to the company's Form SE (File No. 1-8544), dated March 17, 1992.

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

10.12*Sixth Amendment to Permit No. 441, dated as of August 30,
      1993, between the City of Los Angles and American President Lines, Ltd., filed as Exhibit 10.12 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

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

10.23 Lease  Agreement  between  the  company  and  Shorenstein
      Realty Investors Three, L.P. effective December 31, 1996, without exhibits.

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

10.28*Amendment  No. 1 dated May 19, 1995 to the Loan Agreement dated  March  14,  1994  by and among  Kreditanstalt  fur
      Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und
      Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the
      Syndicate); and American President Lines, Ltd. (as Borrower), filed as Exhibit 10.28 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.29*Amendment  No.  2  dated September 1, 1995  to  the  Loan
      Agreement dated March 14, 1994, as amended by Amendment No. 1 to the Loan Agreement dated May 19, 1995, by and among Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); and American President Lines, Ltd. (as Borrower); including exhibits thereto or a description thereof, filed as Exhibit 10.29 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.30*Amended  and Restated Guarantee dated as of May 19,  1995 by American President Companies, Ltd. (as Guarantor); in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); and Commerzbank AG Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate), filed as Exhibit 10.30 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.31*Acknowledgment  and Consent of Guarantor dated  September
      1, 1995 by the company (as Guarantor) in favor of Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate), filed as Exhibit 10.31 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.32*Amendment No. 1 to the First Preferred Ship Mortgage dated September 1, 1995 given by M.V. President Kennedy, Ltd. (as Shipowner) to Kreditanstalt fur Wiederaufbau (as Mortgagee), filed as Exhibit 10.32 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.33*Amendment  No.  1  to  the Bareboat Charter  Party  dated
      September 1, 1995 by M.V. President Kennedy, Ltd. (as Shipowner) and American President Lines, Ltd. (as Charterer), filed as Exhibit 10.33 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.34*Second  Amended  and Restated Agreement  to  Acquire  and
      Charter dated September 1, 1995 by and among American President Companies, Ltd. (as Transferor), of M.V. President Kennedy, Ltd., of M.V. President Adams, Ltd., of M.V. President Kennedy, Ltd., of M.V. President
      Kennedy, Ltd. and of M.V. President Kennedy, Ltd. (Transferees), Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG in Hamburg, Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG, Banque Internationale a Luxembourg S.A. (as the Syndicate); including exhibits thereto or a description thereof, filed as Exhibit 10.34 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.35*Charter  Hire  Guarantee dated as  of  May  19,  1995  by
      American President Companies, Ltd. (as Guarantor); in favor of M.V. President Kennedy, Ltd. (as the Obligee), filed as Exhibit 10.35 to the company's Form 10-K (File No. 1-8544), dated March 14, 1996.

10.36*Amendment  No. 1 to Second Amended and Restated Agreement
      to Acquire and Charter dated January 4, 1996 by and among American President Companies, Ltd. (as Transferor), M.V. President Kennedy, Ltd., M.V. President Adams, Ltd., M.V. President Jackson, Ltd., M.V. President Polk, Ltd., M.V. President Truman, Ltd. and APL Shipholdings, Ltd. (Transferees), Kreditanstalt fur Wiederaufbau (as Agent and Lender); Commerzbank AG, Hamburg (as Syndicate Agent); Commerzbank AG (Kiel Branch), Dresdner Bank AG (Hamburg), Vereins-und Westbank AG, Deutsche Schiffsbank AG, Norddeutsche Landesbank-Girozentrale, Deutsche Verkehrs-Bank AG (Hamburg Branch), Banque Internationale a Luxembourg S.A. (as the Syndicate), filed as Exhibit
      10.1  to the company's Form 10-Q (File No. 1-8544), dated
      May 10, 1996.

10.37*Credit  Agreement,  dated March 25, 1994  among  American
      President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, Bank of America National Trust and Savings Association, The First National Bank of Boston, Barclays Bank PLC, ABN AMRO Bank N.V., The First National Bank of Chicago and Morgan Guaranty Trust Company of New York, as agent, filed as
      Exhibit  10.1  to the company's Form 10-Q  (File  No.  1-
      8544), dated May 20, 1994.

10.38*Amendments Nos. 1 and 2 dated May 10, 1995 and  July  12,
      1995, respectively, to the Credit Agreement among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York (as agent and participant), Bank of America National Trust and Savings Association, The First National Bank of Boston, The Industrial Bank of Japan, Limited, ABN AMRO Bank N.V. and The First National Bank of Chicago, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated August 4, 1995.

10.39 Amendment No. 3 dated April 5, 1996 to the Credit Agreement among American President Companies, Ltd., borrower, and Morgan Guaranty Trust Company of New York (as agent and participant), Bank of America National Trust and Savings Association, The First National Bank of Boston, The Industrial Bank of Japan, Limited, ABN AMRO Bank N.V. and The First National Bank of Chicago.

10.40*Deferred Compensation Plan For Directors of the company, filed as Exhibit 10.49 to the company's Registration
      Statement on Form S-l, Registration No. 2-93718, which became effective on November 1, 1984.**

10.41*Executive  Survivors' Benefits Plan, dated  November  29,
      1988,  filed  as  Exhibit 10.4 to the company's  Form  SE
      (File No. 1-8544), dated March 17, 1992.**

10.42*Amendment  No.  1  to  the Executive Survivors'  Benefits
      Plan, effective December 4, 1992, filed as Exhibit 10.10 to the company's Form SE (File No. 1-8544), dated March
      24, 1993.**

10.43 1988  Deferred Compensation Plan of APL Limited:  Regular
      Deferral  Plan, an amendment and restatement of the  1988
      Deferred Compensation Plan; effective November 9, 1996.**

10.44 1988  Deferred  Compensation Plan of  APL  Limited:  Pure
      Excess Deferral Plan, dated November 9, 1996.**

10.45*1992 Directors' Stock Option Plan, dated March 17, 1992, filed as Exhibit 10.06 to the company's Form SE (File No.
      1-8544), dated May 5, 1992.**

10.46*Amended and Restated Retirement Plan for the Directors of
      American  President Companies, Ltd., dated September  15,
      1992,  filed  as Exhibit 10.01 to the company's  Form  SE
      (File No. 1-8544), dated October 20, 1992.**

10.47*Second  Amendment  to  the American President  Companies,
      Ltd. Retirement Plan (As Amended and Restated Effective January 1, 1993), effective January 1, 1993, filed as
      Exhibit  10.2  to the company's Form 10-Q  (File  No.  1-
      8544), dated May 10, 1996.**

10.48*Third Amendment to the American President Companies, Ltd.
      Retirement Plan (As Amended and Restated Effective January 1, 1993), effective January 1, 1997, filed as
      Exhibit  10.3  to the company's Form 10-Q  (File  No.  1-
      8544), dated May 10, 1996.**

10.49*American President Companies, Ltd. SMART Plan, second amendment and restatement effective January 1, 1993, filed as Exhibit 10.45 to the company's Form 10-K (File
      No. 1-8544), dated March 10, 1995.**

10.50*Second  Amendment  to  the American President  Companies,
      Ltd. SMART Plan (Second Amendment and Restatement Effective as of January 1, 1993), effective January 1, 1993, filed as Exhibit 10.4 to the company's Form 10-Q (File No. 1-8544), dated May 10, 1996.**

10.51*Third Amendment to the American President Companies, Ltd.
      SMART Plan (Second Amendment and Restatement Effective as of January 1, 1993), effective April 1, 1996, filed as
      Exhibit  10.5  to the company's Form 10-Q  (File  No.  1-
      8544), dated May 10, 1996.**

10.52*Excess-Benefit Plan of the company, amended and restated effective December 31, 1994, filed as Exhibit 10.46 to the company's Form 10-K (File No. 1-8544), dated March
      10, 1995.**

10.53 1995  Deferred Compensation Plan of APL Limited:  Regular
      Deferral  Plan, an amendment and restatement of the  1995
      Deferred Compensation Plan, effective November 9, 1996.**

10.54 1995  Deferred  Compensation Plan of  APL  Limited:  Pure
      Excess Plan, dated November 9, 1996.**

10.55*1995  Supplemental  Executive  Retirement  Plan  of   the
      company, amended and restated effective January 1, 1996, filed as Exhibit 10.51 to the company's Form 10-K (File
      No. 1-8544), dated March 14, 1996..**

10.56*1995  Stock Bonus Plan of the company, effective  January
      1,  1996, filed with the company's Proxy Statement  (File
      No. 1-8544) for the Annual Meeting of Shareholders held on May 2, 1995.**

10.57*Employment Agreement between the company and Maryellen B.
      Cattani dated April 28, 1994, filed as Exhibit 10.10 to the company's Form 10-Q (File No. 1-8544), dated May 20,
      1994.**

10.58*Employment  Agreement between the company and Timothy  J.
      Rhein dated July 28, 1992, filed as Exhibit 10.1 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.59*Employment Agreement between the company and Joji Hayashi dated July 28, 1992, filed as Exhibit 10.2 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.60*Amendment No. 1 dated September 7, 1995 to the Employment
      Agreement  as  amended,  between  the  company  and  Joji
      Hayashi, filed as Exhibit 10.2 to the company's Form 10-Q
      (File No. 1-8544), November 1, 1995.**

10.61*Employment  Agreement between the company  and  James  S.
      Marston dated July 28, 1992, filed as Exhibit 10.3 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.62*Employment  Agreement between the  company  and  John  G.
      Burgess dated July 28, 1992, filed as Exhibit 10.4 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.63*Employment Agreement between the company and Michael Diaz dated July 28, 1992, filed as Exhibit 10.5 to the company's Form 10-Q (File No. 1-8544), dated November 4,
      1994.**

10.64*Employment  Agreement between the  company  and  L.  Dale
      Crandall dated February 1, 1995, filed as Exhibit 10.3 to the company's Form 10-Q (File No. 1-8544), May 17,
      1995.**

10.65*Agreement  between the company and John M.  Lillie  dated
      October 13, 1995, filed as Exhibit 10.61 to the company's
      Form 10-K (File No. 1-8544), dated March 14, 1996.**

10.66*Form of Indemnity Agreements dated March 11, 1988 between the company and Charles S. Arledge, John H. Barr, J. Hayashi, Forrest N. Shumway and Barry L. Williams, filed as Exhibit 10.3 to the company's Form SE (File No. 1-
      8544), dated February 17, 1989.**

10.67*Form of Indemnity Agreements dated April 25, 1991 between the company and F. Warren Hellman and Timothy J. Rhein, filed as Exhibits 10.3 and 10.5 to the company's Form SE
      (File No. 1-8544), dated May 8, 1991.**

10.68*Indemnity Agreement dated October 5, 1993 between the company and Toni Rembe, filed as Exhibit 10.74 to the company's Form 10-K (File No. 1-8544), dated March 9,
      1994.**

10.69*Form of Indemnity Agreement dated April 28, 1994 between the company and G. Craig Sullivan, filed as Exhibit 10.62 to the company's Form 10-K (File No. 1-8544), dated March
      10, 1995.**

10.70*Form of Indemnity Agreement dated June 20, 1994 between the company and Tully M. Friedman, filed as Exhibit 10.63 to the company's Form 10-K (File No. 1-8544), dated March
      10, 1995.**

11.1  Computation of Earnings Per Share.

21.1  Subsidiaries of the company.

23.1  Consent of Independent Public Accountants.

24.1  Powers of Attorney.

27    Financial  Data  Schedules  filed  under  Article  5   of
      Regulation S-X for the year ended December 27, 1996.

*     Incorporated by Reference

**    Denotes management contract or compensatory plan.

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


(b)  Reports on Form 8-K during the fourth quarter:

     No current report on Form 8-K was filed during the fourth quarter of the fiscal year for which this report on Form
     10-K is filed.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APL LIMITED          (Registrant)



                                 By /s/ William J. Stuebgen
                                        William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer
                                        March 5, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/  Joji  Hayashi                             March  5, 1997
      Joji Hayashi
      Chairman of the Board


       /s/  Timothy  J. Rhein                         March  5, 1997
      Timothy J. Rhein
      President, Chief Executive
      Officer and Director


       /s/  Charles  S. Arledge*                      March  5, 1997
      Charles S. Arledge
      Director


       /s/  John  H. Barr*                            March  5, 1997
      John H. Barr
      Director


       /s/  Tully  M. Friedman*                       March  5, 1997
      Tully M. Friedman
      Director


       /s/  F.  Warren Hellman*                       March  5, 1997
      F. Warren Hellman
      Director

       /s/  Toni  Rembe*                              March  5, 1997
      Toni Rembe
      Director


      /s/ Forrest N. Shumway*                         March  5, 1997
      Forrest N. Shumway
      Director


      /s/ G. Craig Sullivan*                          March  5, 1997
      G. Craig Sullivan
      Director


       /s/  Barry  L. Williams*                       March  5, 1997
      Barry L. Williams
      Director


*By:  /s/ Maryellen B. Cattani                        March  5, 1997
      Maryellen B. Cattani
      Attorney-in-fact