Form 10-K/A
period 1996-12-27
APL LTD
filed 1997-04-18
CIK 725457

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

                         ______________

                         TABLE OF CONTENTS

                                                          Page

                              PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT                         3-5
Item 11.       EXECUTIVE COMPENSATION                     5-12
Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                   12-14
Item 13.       CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                               14

                              PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                 REPORTS ON FORM 8-K                        15

               SIGNATURES                                   16

EXPLANATORY NOTE: The Annual Meeting of Stockholders originally scheduled for May 14, 1997 will be rescheduled to a later date in order to solicit proxies for stockholder approval of the Agreement and Plan of Merger, dated as of April 13, 1997, among APL Limited (the "company"), Neptune Orient Lines Ltd and Neptune U.S.A., Inc., pursuant to which each outstanding share of common stock of the company will be converted into the right to receive $33.50 in cash, Neptune U.S.A., Inc. will merge with and into the company, and the company will become a wholly-owned subsidiary of Neptune Orient Lines Ltd. A detailed proxy statement describing the proposed merger and other business to be presented at the meeting will be mailed prior to the rescheduled meeting. The company's Form 10-K, filed on March 5, 1997, incorporated certain information from the proxy statement by reference and is hereby amended to include the full text of that information.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information with respect to the directors of the company:

Charles S. Arledge (Age 61). Mr. Arledge became a director of the company in July 1983. Mr. Arledge is a partner of Signal Ventures, a private investment firm. He was Vice President, Strategic Planning of Aerojet-General Corporation from 1986 to 1989.(a)(c)

John  H.  Barr  (Age 67).  Mr. Barr became a  director  of  the
company  in  July  1983.   He  is a real  estate  developer  of
industrial and mobile home parks.(b)(d)

Tully M. Friedman (Age 55). Mr. Friedman was elected as a director of the company in April 1994. He is Chairman and Chief Executive Officer of Tully M. Friedman & Company, LLC, a San Francisco-based investment firm. He was a general partner of Hellman & Friedman until March 31, 1997. Mr. Friedman is currently on the Advisory Board of Tevecap, S.A., the Boards of Directors of Levi Strauss & Co., Mattel, Inc., McKesson Corporation, and a member of the Board of Representatives of Falcon Holding Group, L.P.(a)

Joji Hayashi (Age 57). Mr. Hayashi became the Chairman of the Board of Directors in October 1995. He was President and Chief Executive Officer of American President Lines, Ltd. from May 1990 until October 1995. He has been a director of the company since July 1983.

F. Warren Hellman (Age 62). Mr. Hellman became a director of the company in November 1988. He is a general partner of Hellman & Friedman, a San Francisco-based investment firm. Mr. Hellman is also a director of Williams-Sonoma, Inc., Levi Strauss & Co., Franklin Resources, Inc., MobileMedia Corporation and numerous private companies.(b)(d)

Toni Rembe (Age 60). Ms. Rembe has been a director of the company since October 1993. She has been a partner in the law firm of Pillsbury Madison & Sutro LLP since 1971, where she is managing partner of the firm's Tax Group and a former member of the Executive Committee. She is also a director of Pacific Telesis Group, Potlatch Corporation and Transamerica
Corporation,                                                and
a Trustee and the President of both the van Loben Sels Foundation and the American Conservatory Theater.(a)(c)

Timothy J. Rhein (Age 56). Mr. Rhein was named President and Chief Executive Officer of the company in October 1995. He served as the company's President and Chief Operating Officer from July 1995 to October 1995. Prior to that, Mr. Rhein was President and Chief Executive Officer of APL Land Transport Services, Inc. from May 1990 to October 1995 and President and Chief Operating Officer of American President Lines, Ltd. from January 1987 to May 1990. He has been a director of the company since July 1990.(d)

Forrest N. Shumway (Age 70). Mr. Shumway became a director of the company in August 1987. He retired as Vice Chairman of the Board of Allied-Signal Inc. in December 1987, a position he had held since 1985. Mr. Shumway is also a director of
Transamerica Corporation, The Clorox Company and Aluminum Company of America.(b)(c)(d)

G. Craig Sullivan (Age 57). Mr. Sullivan was elected as a director of the company in April 1994. Mr. Sullivan has been the Chairman of the Board and Chief Executive Officer of The Clorox Company since July 1, 1992. Prior to that, he was The Clorox Company's Vice Chairman and Chief Executive Officer (May-June 1992) and Group Vice President (1989-1992).(b)(d)

Barry L. Williams (Age 52). Mr. Williams became a director of the company in July 1983. He is President of Williams Pacific Ventures Inc., a venture capital and real estate investment and consulting firm. He was President of C.N. Flagg Power Inc., a construction services company, from July 1988 until its sale in July 1992, and a Managing Principal of Bechtel Investments,
Inc. until May 1987. He is also a director of Tenera, Inc., CH2M Hill Companies, Ltd., The USA Group, Inc., PG&E
Corporation, Simpson Manufacturing Company, Inc. and Newhall Land and Farming Co., Inc.(a)(c)

(a)  Member of the Audit Committee
(b)  Member of the Compensation Committee
(c)  Member of the Nominating Committee
(d)  Member of the Executive Committee

     The following sets forth certain information with respect to the remaining executive officers of the company:

John G. Burgess (Age 52). Mr. Burgess was elected Executive Vice President of the company in May 1995. He has also served as Executive Vice President of American President Lines, Ltd. since December 1992. Prior to that, he served as Executive Vice President and Chief Operating Officer American President Lines, Ltd. from May 1990 to November 1992.

Maryellen B. Cattani (Age 53). Ms. Cattani was elected Executive Vice President of the company in March 1995. She has also served as General Counsel and Secretary of the company since July 1991 and as a Senior Vice President from July 1991 to March 1995. Prior to joining the company, she was a partner in the law firm of Morrison & Foerster from 1989 to 1991.

L. Dale Crandall (Age 55). Mr. Crandall was elected Executive Vice President and Chief Financial Officer of the company in March 1995 and Treasurer of the company in September 1995.
Prior to that, Mr. Crandall was managing partner of Price Waterhouse's Los Angeles office since 1990.

Michael Goh (Age 47). Mr. Goh was elected Executive Vice President of the company in April 1996. Prior to that, he served as Senior Vice President of the company from March 1996 to April 1996, Senior Vice President of American President Lines, Ltd. from January 1996 to March 1996 and in various capacities with APL Land Transport Services, Inc., including Senior Vice President from May 1992 to July 1994 and Vice President from May 1989 to April 1992.

James S. Marston (Age 63). Mr. Marston was elected Executive Vice President and Chief Information Officer of the company in May 1995. He served as Senior Vice President and Chief Information Officer of the company from September 1987 to May 1995.

William J. Stuebgen (Age 49).  Mr. Stuebgen has served as  Vice
President, Controller of the company since October 1990.

     The executive officers of the company are elected by the Board of Directors. Each officer holds office until his or her successor has been duly elected and qualified, or until the earliest of his or her death, resignation, retirement or removal by the Board.


ITEM 11.  EXECUTIVE COMPENSATION

     Information is set forth below as to the compensation awarded to, earned by or paid to the Chief Executive Officer of the company, each of the four most highly compensated executive officers of the company other than the Chief Executive Officer, and the company's directors, for services rendered to the company and its subsidiaries during the last three fiscal years.

                   Summary Compensation Table

                         Annual Compensation     Long-Term Compensation
                                            Other            Awards         All
                                            Annual  Restricted Securities Other
Name and                                    Compen- Stock     Underlying Compen-
Principal Position   Year Salary   Bonus(1) sation  Awards(2) Options    sation

John G. Burgess      1996 $276,025 $138,120 $    0    $2,092       0    $17,215
 Executive Vice      1995 $275,810 $ 63,740 $    0    $2,793  17,500    $17,263
 President           1994 $275,810 $119,915 $8,283    $   0   15,000    $17,093

L. Dale Crandall     1996 $365,200 $180,834 $    0    $12,460      0    $ 94,320
 Executive Vice   (4)1995 $275,305 $ 92,837 $    0    $ 3,129 80,000    $430,080
 President, Chief
 Financial Officer
 and Treasurer

Joji Hayashi         1996 $365,040 $172,142 $    0    $   0        0    $23,257
 Chairman of         1995 $365,040 $ 92,797 $    0    $   0        0    $23,214
 the Board           1994 $365,040 $177,382 $12,220   $   0   32,000    $22,977

James S. Marston     1996 $291,200 $131,084 $    0    $   0        0    $18,722
 Executive Vice      1995 $291,200 $ 67,296 $    0    $   0        0    $19,466
 President and Chief 1994 $291,200 $134,050 $12,961   $   0   22,000    $19,170
 Information Officer

Timothy J. Rhein     1996 $525,000 $324,097 $    0    $56,159 60,000    $31,500
 President and Chief 1995 $393,265 $155,000 $    0    $13,629 30,000    $23,283
 Executive Officer   1994 $365,040 $177,382 $13,809   $   0   32,000 $22,847

(1)
   Under the Company's 1995 Stock Bonus Plan, certain of the company's executives and key employees can elect to receive all or any part of their bonuses in the form of phantom shares. Messrs. Burgess, Crandall and Rhein designated that $11,993, $70,822 and $319,087, respectively, of their bonuses payable with respect to 1996, and $15,918, $17,829 and $77,490, respectively, of their bonuses payable with respect to 1995, be credited to them in the form of phantom shares.

(2) The amounts shown with respect to 1995 and 1996 represent the value of premium phantom shares received under the 1995 Stock Bonus Plan. Participants who elect to receive their bonuses in the form of phantom shares receive a premium in the form of additional phantom shares equal to 17.6% of the shares representing their converted bonuses. Premium phantom shares vest in two years, subject to earlier vesting in the event the participant's employment terminates due to death or disability or in the event of a change in control with respect to the company. The term "change of control" has the same meaning in this plan as in the 1989 Stock Incentive Plan. If the participant's employment terminates in less than two years for any reason other than death or disability, the premium phantom shares are forfeited. Premium phantom shares carry a right to dividend equivalents, which are converted into additional phantom shares. The unvested premium phantom shares held by Messrs. Burgess, Crandall and Rhein as of the end of fiscal 1996 had values of $3,109, $3,483 and $15,170, respectively, based on the closing price of the company's Common Stock on the New York Stock Exchange on December 27, 1996. The premium phantom shares accrued in fiscal 1996 were not credited to participants until February 14, 1997. Accordingly, these units had no fiscal 1996 year-end value.

(3) During fiscal year 1996, the Company paid premiums on life insurance for Messrs. Burgess, Crandall, Hayashi and Marston in the amount of $653, $1,076, $1,355 and $2,068, respectively; made matching contributions under the company's SMART Plan for Messrs. Burgess, Crandall and Rhein in the amount of $4,780, $9,000 and $9,000, respectively; made matching contributions under the company's 1995 Deferred Compensation Plan for Messrs. Burgess, Crandall, Hayashi, Marston and Rhein of $11,782, $12,912, $21,902, $16,654, and $22,500, respectively; and forgave
   $71,332 in principal and accrued interest on a loan made to Mr. Crandall in 1995 in connection with the sale of his home in Southern California, pursuant to his employment agreement.

(4)Mr. Crandall joined the company on March 31, 1995, and his compensation is for the period from March 31 to December 29, 1995.

     Information is provided below with respect to all stock option grants to and exercises by the five executive officers named in the Summary Compensation Table during fiscal year
1996.

                Option Grants in Last Fiscal Year

                              Individual Grants
                 Number of    % of Total
                 Securities    Options                        Grant
                 Underlying   Granted to Exercise              Date
                  Options    Employees InPrice perExpiration Present
Name              Granted(1)(2)    Fiscal    Year             Share(1)
Date              Value(3)

John G. Burgess         0           0%       N/A       N/A         0
L. Dale Crandall        0           0%       N/A       N/A         0
Joji Hayashi            0           0%       N/A       N/A         0
James S. Marston        0           0%       N/A       N/A         0
Timothy J. Rhein   10,000         6.8%   $22.375   7/26/03  $ 81,209
                   50,000        34.0%   $22.375   7/26/03  $406,047

(1)  All options were granted with an exercise price at or above
   fair  market  value.   During fiscal  year  1996,  no  stock
   appreciation rights were awarded to any executive officer.

(2)These options become exercisable in installments based upon achievement of specified targets for appreciation in the value of the company's Common Stock. See "Compensation
   Committee Report on Executive Compensation." On July 27, 1998, the options will vest as to 60% of the covered shares if not otherwise vested, and on July 27, 2002, the options will vest as to the remaining 40% if not otherwise vested. In addition, the options will vest in full in the event of the employee's death or disability or upon a "change in control" of the company. As defined in the 1989 Stock Incentive Plan, a "change in control" of the company occurs when: (a) any person, entity or group becomes the beneficial owner of at least 20% of the company's outstanding Common
   Stock or of the combined voting power of the company's outstanding securities, except by reason of (i) repurchases of securities by the company or its employee benefit plans and (ii) certain business combinations in which (1) the company's prior stockholders continue to own a majority of the successor entity's common stock and voting power in substantially the same proportions as before the combination, (2) no person or entity beneficially owns 20% or more of the successor's common stock or voting power except to the extent that such ownership existed before the combination, and (3) the successor's board of directors consists of at least a majority of the "Incumbent Board," as described below; (b) the "Incumbent Board" ceases to constitute a majority of the company's Board of Directors;
   (c) a business combination occurs that does not meet the requirements summarized in clause (ii) above; or (d) the company's stockholders approve a complete liquidation or dissolution of the company. As defined in the plan, the "Incumbent Board" consists of those individuals who were directors of the company on January 28, 1997, together with any other directors whose election or nomination was approved by a majority of the directors then comprising the "Incumbent Board," subject to certain exceptions.

(3)"Grant  Date  Present Values" were determined based  upon  a
   model   that   uses   the   Black-Scholes   option   pricing
   methodology. These are estimated values based upon the following arbitrary assumptions: stock price volatility calculated using the daily stock prices for the 18-month period prior to the valuation date; a risk-free interest rate curve based on the interbank  borrowing rate; exercise on the option expiration date; and a future dividend yield of 1.72%. The actual value, if any, that an executive ultimately realizes upon the exercise of an option will be the difference between the market price of the underlying shares and the option exercise price on the date of exercise.

       Aggregated Option Exercises in Last Fiscal Year and
                  Fiscal Year-End Option Values

                                        Number of        Value of
                                 Securities Underlying  Unexercised
                                       Unexercised     In-the-Money
                                    Options at Fiscal   Options at
                   Shares                Year-End    Fiscal Year-End
                Acquired on Value      Exercisable/    Exercisable/
Name                  Exercise             Realized    Unexercisable

John G. Burgess         0       $0   34,580/ 55,000$144,045/$ 55,000
L. Dale Crandall        0       $0        0/ 80,000$      0/$ 80,000
Joji Hayashi            0       $0   38,168/ 80,000$265,080/$ 80,000
James S. Marston        0       $0   23,300/ 55,000$164,707/$ 55,000
Timothy J. Rhein        0       $0   15,251/170,000$ 73,078/$140,000

Pension Plan Table

     The following table illustrates the approximate retirement income which may become payable under the APL Limited Retirement Plan (the "Retirement Plan") (including the supplemental benefits under the company's Excess-Benefit Plan and 1995 Supplemental Executive Retirement Plan) to an employee credited with the number of years of service shown, assuming that benefits commence at age 65 and are payable in the normal form (generally a joint and 50% survivor benefit).

                    Annual Retirement Income

5-Year Average                       Years of Service
Annual Compensation      15       20        25        30        35

$400,000             $120,000  $160,000 $180,000  $200,000  $200,000
$500,000             $150,000  $200,000 $225,000  $250,000  $250,000
$600,000             $180,000  $240,000 $270,000  $300,000  $300,000
$700,000             $210,000  $280,000 $315,000  $350,000  $350,000
$800,000             $240,000  $320,000 $360,000  $400,000  $400,000
$900,000             $270,000  $360,000 $405,000  $450,000  $450,000

     The amounts shown in the table are subject to adjustment for Social Security benefits. The credited years of service of the executive officers of the company named in the Summary Compensation Table are as follows: Mr. Burgess, 11 years; Mr. Crandall, 2 years; Mr. Hayashi, 27 years; Mr. Marston, 9 years; and Mr. Rhein, 29 years. The compensation covered by the Retirement Plan, Excess-Benefit Plan and 1995 Supplemental Executive Retirement Plan was $339,980, $458,037, $457,837,
$358,496 and $680,000 for Messrs. Burgess, Crandall, Hayashi, Marston and Rhein, respectively, during 1996. Covered compensation for any year is equal to the sum of the employee's annual salary rate on June 1 and any cash bonus that the employee receives or defers during the year. However, before June 1, 1997, the compensation on which retirement income would be determined is different from such amount because benefits accruing before that date are based upon a five-year average of the employee's compensation. Retirement benefits are supplemented for Mr. Crandall under the terms of his employment agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements and Certain Transactions."

Compensation of Directors

     Directors who are not employees of the company receive an annual retainer of $24,000, a fee of $1,000 per meeting when attending Board or stockholder meetings and an additional fee of $850 for each committee meeting attended. The Chairpersons of the company's Audit and Compensation Committees each receive an annual retainer of $3,000. All directors are reimbursed for their reasonable expenses incurred in connection with the company's business. A director may elect to defer receipt of compensation earned as a director under a deferred compensation plan and may elect to receive such compensation in the form of Common Stock or phantom shares under the 1995 Stock Bonus Plan.

     Under the Retirement Plan for Directors of APL Limited (the "Retirement Plan for Directors"), directors who have never been employees of the company are eligible to receive an unfunded benefit if they complete five years of service as a director or if they attain age 70 or become permanently and totally disabled while serving as a director. The benefit is equal to the amount of the annual retainer paid by the company to its directors, as adjusted during the period that the retired director is receiving the benefit, and is paid for a period equal to the lesser of 10 years or one year for each full or partial year of service as a director. A reduced benefit for a director's surviving spouse is provided in the event that the director dies before retirement or dies after retirement but before expiration of his or her benefit. In addition, the Retirement Plan for Directors provides for mandatory retirement of a director not later than the date of the annual meeting of stockholders of the company coinciding with or next following his or her 70th birthday (72nd birthday for individuals who were directors on September 15, 1992).

     Under the 1992 Directors' Stock Option Plan, directors who have never been company employees receive options to purchase 10,000 shares of Common Stock upon election or appointment to the Board of Directors, and all non-employee directors receive annual grants of options to purchase 2,000 shares of Common Stock. These options have exercise prices equal to the fair market value of the company's Common Stock on the grant date. They vest in three equal annual installments and, if held for at least six months, vest in full upon the non-employee director's retirement, death or disability or a change in control of the company. The term "change in control" has the same definition in this plan as in the 1989 Stock Incentive Plan (see above). As provided in the plan, Ms. Rembe and Messrs. Arledge, Barr, Friedman, Hellman, Shumway, Sullivan and Williams each received options to purchase 2,000 shares of Common Stock in fiscal year 1996.

Employment  Contracts, Termination of Employment and Change-in-
 Control Arrangements and Certain Transactions

     Messrs. Burgess, Crandall, Hayashi, Marston and Rhein are employed at annual salaries of not less than $303,860, $376,160, $380,000, $299,940 and $600,000, respectively, under employment  agreements that expire when  they  attain  age  65.
These agreements may be terminated by either party for any reason upon 30 days' notice. While the agreements remain in effect, these individuals are entitled to receive their salaries and to participate in the employee benefit and compensation plans maintained by the company. If the company terminates their employment without cause, specified percentages of their base salaries (150% for Messrs. Burgess and Marston, 155% for Messrs. Crandall and Hayashi and 160% for Mr. Rhein), and participation in all insurance and similar plans, will continue for three years (but not beyond age 65) and the applicable period will be counted as employment with the company for purposes of determining the termination date of options, vesting under the company's executive compensation programs, including the 1989 Stock Incentive Plan and 1995 Stock Bonus Plan, and calculation of a supplemental retirement benefit. In the event of such termination, Mr. Hayashi would also be credited with service for purposes of calculating the supplemental retirement benefit for a period during which he was employed by the company in a seagoing position. These agreements with Messrs. Burgess, Crandall, Hayashi, Marston and Rhein also provide that the company will compensate them for any amounts that they do not receive as a result of any provision in any plan or agreement limiting payments which are nondeductible by the company for federal income tax purposes on account of Internal Revenue Code provisions relating to golden parachute payments.

     As of January 28, 1997, the company entered into additional employment agreements with the officers named in the Summary Compensation Table. Under these agreements, each of these officers has agreed to remain employed by the company for a specified period after a change in control of the company (each, an "Employment Period"). The agreements also protect these officers against certain material reductions in compensation, benefits, titles and duties, and against material changes in their office locations, following a change in control. So long as each such officer remains employed with the company during his Employment Period, he will be entitled to receive an amount equal to his annual salary (annualized from his highest monthly salary during the 12 months prior to the change of control) and annual bonus, and certain other benefits. In addition, if such officer resigns for good reason (including a resignation due to a material reduction in compensation, benefits, title or duties or a material relocation and a resignation within a specified time period) during his Employment Period, or such officer's employment is terminated other than for cause or disability during that period, then the company will be obligated to pay a lump-sum amount equal to up to three times such officer's annual base salary and bonus plus the value of certain retirement benefits and other payments foregone due to the termination or resignation. Such officer will also be entitled to continued employee benefits for a specified period. If it is determined that any payment made to an officer pursuant to his agreement would subject him to an excise tax pursuant to the Internal Revenue Code, the company will also be obligated to pay the officer an additional amount sufficient to put him in the same after-tax position that he would have been in, had no excise tax been imposed. The term "change in control" has the same meaning in these agreements as in the 1989 Stock Incentive Plan, as described above.

     The company has also agreed to provide Mr. Crandall with an unfunded supplemental retirement benefit equal to the difference between the amount of the pension benefits actually paid under the company's qualified and non-qualified defined benefit pension plans and the amount of a hypothetical pension benefit. If Mr. Crandall's employment terminates after he reaches age 65, the hypothetical pension benefit will be equal to 40% of his highest five-year average annual compensation (subject to adjustment for Social Security benefits). If his employment terminates before he reaches age 65, the hypothetical pension benefit will be equal to the greater of
(i) $12,500 per
month (subject to cost-of-living increases not to exceed three percent per year) or (ii) 40% of his highest five-year average annual compensation, prorated based upon his length of service with the company (subject to adjustment for Social Security benefits). This hypothetical benefit for termination prior to age 65 will also be reduced by the amount of any retirement benefit that Mr. Crandall receives from his prior employer. If Mr. Crandall is not otherwise eligible for retiree health insurance coverage from the company when his employment terminates, the company will provide coverage comparable to the coverage then being provided to its retiring employees. Mr. Crandall will be required to contribute to the cost of this coverage on the same basis as retiring employees. To assist him in the sale of his home in Southern California, the company made a loan in the amount of $400,000 to Mr. Crandall in fiscal 1995 which bears interest at the prime rate and is payable in annual installments of $50,000 over eight years commencing in March 1996. Payment of the first installment and accrued interest was forgiven in 1996, and payment of the next four installments and accrued interest will be forgiven as they become due, provided Mr. Crandall continues to be employed by the company (or is treated as being so employed under his employment agreement), or in the event that his employment terminates due to disability.

Long-Term Incentive Program

     The performance stock options discussed above will vest based upon the company's achievement of the stock price targets set forth below.

                                                            Vested
                                                        Percentage of
Time Period            Stock Price Target              Original Option

July 27, 1996 to            $33.563                        33 1/3%
July 26, 1997               $36.919                        66 2/3%
                            $42.513                       100    %

July 27, 1997 to            $35.800                        33 1/3%
July 26, 1998               $38.038                        66 2/3%
                            $42.513                       100    %

July 27, 1998                 none                         60    %

July 27, 1998 to Total return on the company's
July 26, 2002          Common Stock                       100    %
           (appreciation plus dividends) since date
                          of grant is
              at least 100% total return of median
                 company in S&P 500 Index for
                         same period.

July 27, 2002                 none                        100    %

     Before July 27, 1998, no portion of the options will vest unless the total return on the company's Common Stock from the date of grant to the potential vesting date has been at least 75% of the total return of the median company in the S&P 500 Index for the same period. This minimum requirement applies in addition to the targets in the table above. These options will also vest in full upon a "change in control" of the company, as defined above.

Performance Graph

     The following graph compares the cumulative total return on the company's Common Stock with a comparable return on the indicated indices for the last five fiscal years. The total return on the company's Common Stock is determined based on the change in the price of the Common Stock and assumes reinvestment of all dividends and an original investment of $100. The total returns on the indicated indices also assume reinvestment of dividends and an original investment in each index of $100 on December 27, 1991.

                  Total Return to Stockholders

      December 27 December 25 December 31 December 30 December 29 December 27
             1991        1992        1993        1994        1995        1996

APL Limited    100      95.40      142.63      127.80      118.28      123.57
S&P
 Transportation100     108.66      129.34      108.44      151.10      172.90
S&P 500 Index  100     107.62      118.46      120.03      165.13      203.05


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT

Stock Ownership of Directors and Executive Officers

      The following table sets forth, as of December 31, 1996, the number of shares of Common Stock beneficially owned by the directors and nominees named above, the executive officers listed in the Summary Compensation Table and the directors and executive officers of the company as a group. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals and contained in the company's records.

                                          Number of
                                        Common Shares
                                         Beneficially  Percent of
Name                                       Owned(1)      Class

John G. Burgess                             38,351             *
L. Dale Crandall                                 0             *
Joji Hayashi                                44,682             *
James S. Marston                            36,826             *
Timothy J. Rhein                            15,251             *
Charles S. Arledge                          19,914             *
John H. Barr                                45,784             *
Tully M. Friedman                        2,036,030(2)      8.29%
F. Warren Hellman                        2,042,697(2)      8.31%
Toni Rembe                                  12,999             *
Forrest N. Shumway                          19,999             *
G. Craig Sullivan                            8,332             *
Barry L. Williams                            4,528             *
All directors and executive officers
  as a group (17 persons including
  the 13 named above)                    2,343,855         9.45%

* Less than 1%.

(1)Includes shares of Common Stock which may be acquired pursuant to the exercise of options exercisable on December 31, 1996 or within 60 days thereafter, as follows: Mr. Burgess, 34,580; Mr. Hayashi, 38,168; Mr. Marston, 23,300;
   Mr.  Rhein,  15,251; Mr. Arledge, 13,999; Mr. Barr,  13,999;
   Mr. Friedman, 7,332; Mr. Hellman, 13,999; Ms. Rembe, 11,999; Mr. Shumway, 13,999; Mr. Sullivan, 7,332; Mr. Williams, 3,333; and all directors and executive officers as a group, 244,451. Also includes shares attributable to accounts under the company's SMART Plan as of December 31, 1996, as follows: Mr. Hayashi, 1,717; Mr. Marston, 990; and all directors and executive officers as a group, 6,189.

(2)Includes an aggregate of 2,028,698 shares of Common Stock held by Hellman & Friedman Capital Partners, a California Limited Partnership, Hellman & Friedman Capital Partners
   International (BVI), APC Partners, L.P. and H&F Redwood Partners, L.P. Messrs. Hellman and Friedman are directors and officers of each of the corporate general partners of such partnerships. Messrs. Hellman and Friedman each beneficially owns 50% of the stock of each such corporation and share investment and voting power with respect to the shares of Common Stock held by the above-named partnerships. Messrs. Hellman and Friedman disclaim beneficial ownership of these shares. The address of Mr. Hellman is c/o Hellman & Friedman, One Maritime Plaza, 12th Floor, San Francisco, CA 94111. Mr. Friedman's address is c/o Tully M. Friedman & Company, LLC, One Maritime Plaza, Suite 1000, San Francisco, CA 94111.

     Each of the following stockholders has advised the company under the rules of the Securities and Exchange Commission that it is the beneficial owner of more than 5% of the Common Stock of the company. The following information is furnished as of December 31, 1996 with respect to any person known by the company to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock of the company. Except as otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares shown.

Certain Beneficial Ownership of Securities

                                          Number of Shares Percent of
Name and Address of Beneficial Owner     Beneficially Owned Class(1)

Hellman & Friedman Capital Partners(2)        1,263,996
APC Partners, L.P.(2)                           653,833
                                                              8.25%
Hellman & Friedman Capital Partners
 International (BVI)(2)                          68,227
H&F Redwood Partners, L.P.(2)                    42,642
Franklin Resources                            3,118,165      12.68%
777 Mariner's Island Blvd.
San Mateo, CA

Pioneering Management                         1,278,100       5.20%
60 State Street
Boston, MA

Primecap Management                           1,599,800       6.50%
225 South Lake Avenue
Pasadena, CA

Trimark Investment Management                 2,340,000       9.52%
One First Canadian Place
Ontario, Canada

(1) All percentages are given as of March 17, 1997, based on 24,590,789 shares of Common Stock outstanding.

(2)The voting and dispositive powers with respect to the shares of Common Stock held by Hellman & Friedman Capital Partners, a California Limited Partnership, Hellman & Friedman Capital Partners International (BVI), APC Partners, L.P., and H&F Redwood Partners, L.P. (the "H&F Group") are indirectly controlled by Hellman & Friedman Capital Management, Inc., H&F Capital Management International, Inc., APC Administrators, Inc. and H&F Redwood Investors, Inc., respectively. A trust of which Mr. F. Warren Hellman is a trustee and a beneficiary and a trust of which Mr. Tully M. Friedman is a trustee and a beneficiary each owns 50% of the stock of each such corporation. As a result, Messrs. Hellman and Friedman could be deemed to beneficially own 100% of the 2,028,698 shares of the Common Stock of the company owned by the H&F Group. Messrs. Hellman and Friedman disclaim such beneficial ownership. The address of Mr. Hellman is c/o Hellman & Friedman, One Maritime Plaza, 12th Floor, San Francisco, CA 94111. Mr. Friedman's address is c/o Tully M. Friedman & Company, LLC, One Maritime Plaza, Suite 1000, San Francisco, CA 94111.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The  law firm of Pillsbury Madison & Sutro LLP, of  which
Ms. Rembe is a partner, provides legal services to the company.

                             PART IV


ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
ON FORM 8-K
(a) Documents filed as part of this report:

3.Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-K

Exhibit No.    Description of Document

2.2* Agreement and Plan of Merger, dated as of April 13, 1997, by and among Neptune Orient Lines Ltd, Neptune U.S.A., Inc. and APL Limited incorporated by reference to the identically numbered exhibit to the Form 8-K (File No. 1-
      8544), dated April 13, 1997 and filed on April 14, 1997.

10.71 Employment  Agreement between the  company  and  John  G.
      Burgess dated January 28, 1997.**

10.72 Employment Agreement between the company and Maryellen B.
      Cattani dated January 28, 1997.**

10.73 Employment  Agreement between the  company  and  L.  Dale
      Crandall dated January 28, 1997.**

10.74 Employment Agreement between the company and Michael Goh dated January 28, 1997.**

10.75 Employment Agreement between the company and Joji Hayashi dated January 28, 1997.**

10.76 Employment  Agreement between the company  and  James  S.
      Marston dated January 28, 1997.**

10.77 Employment  Agreement between the company and Timothy  J.
      Rhein dated January 28, 1997.**

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

APL LIMITED          (Registrant)



                                 By /s/William J. Stuebgen
                                        William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer
                                        April 18, 1997