Form 10-Q
period 1997-04-04
APL LTD
filed 1997-05-16
CIK 725457

______________________________________________________________________________
______________________________________________________________________________



                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

(Mark One)
(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended April 4, 1997
                                OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _________________ to
_________________



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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



        Class                       Outstanding at May 2, 1997
___________________________         __________________________

Common Stock, $.01 par value                  24,636,744


______________________________________________________________________________
______________________________________________________________________________

                            APL LIMITED

                               INDEX



       PART I. FINANCIAL INFORMATION                        Page
               _____________________

Item 1.   Consolidated Financial Statements

       Statement of Income                                     3
       Balance Sheet                                           4
       Statement of Cash Flows                                 5
       Notes to Consolidated Financial Statements           6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations   11-18


       Part II.     OTHER INFORMATION
               _________________

Item  1. Legal Proceedings                                    19

Item 6.  Exhibits and Reports on Form  8-K                    20

       SIGNATURES                                             21


     The   consolidated  financial  statements  presented  herein
include the accounts of APL Limited and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 27, 1996 (Commission File No. 1-
8544).

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
_________________________________________________________________
                                              14 Weeks Ended
(In thousands, except
  per share amounts)                  April 4, 1997 April 5, 1996
_________________________________________________________________
Revenues                                  $678,850     $726,337
_________________________________________________________________
Expenses                                   687,696      708,770
_________________________________________________________________
Operating Income (Loss)                    (8,846)       17,567

Interest Income                              6,611        6,745
Interest Expense                          (15,600)     (17,734)
_________________________________________________________________
Income (Loss) Before Taxes                (17,835)        6,578
Federal, State and Foreign Tax
  Expense (Benefit)                        (8,028)        2,697
_________________________________________________________________

Net Income (Loss)                         $(9,807)     $  3,881
_________________________________________________________________
_________________________________________________________________

Earnings (Loss) Per Common Share
_________________________________________________________________
Primary                                   $  (0.40)    $    0.15
Fully Diluted                             $  (0.40)    $    0.15
_________________________________________________________________

Dividends Per Common Share                $   0.10     $    0.10
_________________________________________________________________
_________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
________________________________________________________________
                                           April 4  December 27
(In thousands, except share amounts)          1997         1996
________________________________________________________________
ASSETS
Current Assets
Cash and Cash Equivalents               $  118,847    $ 102,370
Short-Term Investments                     141,796      180,628
Trade and Other Receivables, Net           212,412      242,460
Fuel and Operating Supplies                 28,731       29,220
Prepaid Expenses and Other Current Assets   58,427       61,804
_________________________________________________________________
Total Current Assets                       560,213      616,482
_________________________________________________________________
Property and Equipment
Ships                                      903,326      903,227
Containers, Chassis and Rail Cars          769,476      764,294
Leasehold Improvements and Other           255,983      252,466
Construction in Progress                    44,715       29,078
_________________________________________________________________
                                         1,973,500    1,949,065
Accumulated Depreciation
  and Amortization                        (848,879)    (825,846)
_________________________________________________________________
Property and Equipment, Net              1,124,621    1,123,219
_________________________________________________________________
Investments and Other Assets               147,066      140,477
_________________________________________________________________

Total Assets                            $1,831,900    $1,880,178
_________________________________________________________________
_________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt
 and Capital Leases                     $      337    $   9,866
Accounts Payable and Accrued Liabilities   368,956      380,690
_________________________________________________________________
Total Current Liabilities                  369,293      390,556
_________________________________________________________________
Deferred Income Taxes                      165,814      173,867
_________________________________________________________________
Other Liabilities                          114,205      116,569
_________________________________________________________________
Long-Term Debt                             690,248      695,546
Capital Lease Obligations                      714          801
_________________________________________________________________
Total Long-Term Debt and
  Capital Lease Obligations                690,962      696,347
_________________________________________________________________
Commitments and Contingencies
_________________________________________________________________
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
 Authorized-60,000,000 Shares
 Shares Issued and Outstanding-
 24,599,000 in 1997 and 24,564,000 in 1996  24,599       24,564
Additional Paid-In Capital                   1,654          632
Retained Earnings                          465,373      477,643
_________________________________________________________________
Total Stockholders' Equity                 491,626      502,839
_________________________________________________________________
Total Liabilities and
  Stockholders' Equity                  $1,831,900   $1,880,178
_________________________________________________________________
_________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_________________________________________________________________
                                              14 Weeks Ended
(In thousands)                        April 4, 1997 April 5, 1996
_________________________________________________________________
Cash Flows from Operating Activities
Net Income (Loss)                         $(9,807)     $  3,881
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in) Operating Activities:
 Depreciation and Amortization              28,613       31,621
 Deferred Income Taxes                     (8,053)        1,636
 Change in Receivables                      30,048        1,528
 Change in Fuel and Operating Supplies         489        6,571
 Change in Prepaid Expenses and
  Other Current Assets                       3,377        8,601
 Gain on Sale of Property and Equipment      (197)      (1,864)
 Change in Accounts Payable and
  Accrued Liabilities                     (11,734)          844
 Other                                     (2,745)     (16,895)
_________________________________________________________________
   Net Cash Provided by
    Operating Activities                    29,991       35,923
_________________________________________________________________
Cash Flows from Investing Activities
Capital Expenditures                      (31,724)     (75,004)
Proceeds from Sales of
 Property and Equipment                      1,839      159,515
Purchase of Short-Term Investments        (64,801)    (220,442)
Proceeds from Sales of
 Short-Term Investments                    103,633      128,361
Transfer from Capital Construction Fund      2,953
Deposit to Capital Construction Fund       (2,940)
Other                                      (2,859)      (3,045)
_________________________________________________________________
   Net Cash Provided by (Used in)
    Investing Activities                     6,101     (10,615)
_________________________________________________________________
Cash Flows from Financing Activities
Issuance of Debt                                         62,215
Repayments of Capital Lease Obligations       (86)      (8,790)
Repayments of Debt                        (14,883)     (12,918)
Dividends Paid                             (2,459)      (2,569)
Debt Issue Costs                                        (1,554)
Other                                        1,053          842
_________________________________________________________________
   Net Cash Provided by (Used in)
    Financing Activities                  (16,375)       37,226
_________________________________________________________________
Effect of Exchange Rate Changes on Cash    (3,240)        (216)
_________________________________________________________________
Net Increase in Cash and Cash Equivalents   16,477       62,318
_________________________________________________________________
Cash and Cash Equivalents at
 Beginning of Period                       102,370       76,564
_________________________________________________________________
Cash and Cash Equivalents at
 End of Period                            $118,847     $138,882
_________________________________________________________________

Supplemental Data:
_________________________________________________________________
Cash Paid (Received) for:
Interest, Net of Capitalized Interest     $ 15,211     $ 16,049
Income Taxes, Net of Refunds              $(7,760)     $  4,785
_________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1.   Significant Accounting Policies

     The   consolidated  financial  statements  presented  herein
include the accounts of APL Limited and its wholly-owned subsidiaries (the "company") and have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The company believes that the disclosures are adequate to make the information presented not misleading, although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the company's results of operations, financial position and cash flows. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 27, 1996 (Commission File No. 1-
8544).

Income Taxes

     The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for the first quarter of 1997 was 34%. During the quarter, the company also recorded a tax benefit of $2.0 million relating to a prior year state income tax settlement. The effective income tax rate for the first quarter of 1996 was 41%. The full year effective tax rate for 1996 was 33%, which was reduced during 1996 to reflect the availability of additional tax credits and deductions.


Note 2.   United States Maritime Agreements

Operating-Differential Subsidy Agreement

     The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater labor expense of vessel operation under United States registry. The ODS amounts for the quarters ended April 4, 1997 and April 5, 1996 were $7.8 million and $13.6 million, respectively, and have been included as a reduction of expenses.


Note 3.Accounts Payable and Accrued Liabilities

     Accounts Payable and Accrued Liabilities at April 4, 1997 and December 27, 1996 were as follows:
_________________________________________________________________
(In thousands)                             April 4  December 27
                                              1997         1996
_________________________________________________________________
Accounts Payable                        $   53,375    $  52,316
Accrued Liabilities                        241,318      250,523
Current Portion of Insurance Claims         13,565       15,326
Unearned Revenue                            55,876       50,566
Restructuring Charge                         4,822       11,959
_________________________________________________________________
Total Accounts Payable and
 Accrued Liabilities                     $ 368,956    $ 380,690
_________________________________________________________________
_________________________________________________________________

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt

     Long-Term Debt at April 4, 1997 and December 27, 1996 consisted of the following:
_________________________________________________________________
(In thousands)                             April 4  December 27
                                              1997         1996
_________________________________________________________________
Vessel Mortgage Notes
 Due Through 2008 (1)                    $ 375,527    $ 380,880
8% Senior Debentures $150 million Face Amount,
 Due on January 15, 2024 (2)               147,205      147,198
7 1/8% Senior Notes $150 million Face Amount,
 Due on November 15, 2003 (2)              148,448      148,399
Series I 8% Vessel Mortgage Bonds,
 Due Through 1997 (3)                                     9,530
8% Refunding Revenue Bonds
 Due on November 1, 2009                    12,000       12,000
Other                                        7,068        7,069
_________________________________________________________________
Total Debt                                 690,248      705,076
Current Portion                                         (9,530)
_________________________________________________________________
Long-Term Debt                          $  690,248    $ 695,546
_________________________________________________________________
_________________________________________________________________

(1) To finance a portion of the purchase price of its six C11-class vessels, the company borrowed $402.1 million in 1995 and 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels.

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $257.6 million at April 4, 1997, to exchange the variable interest rate obligations on such notes for fixed rate obligations for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.415% and 6.86%. As a result of the swaps, the effective interest rates range between 6.625% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense.

(2)The company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.6 million at April 4, 1997. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at April 4, 1997.

(3)The Series I Vessel Mortgage Bonds were fully repaid during the first quarter of 1997.

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


Note 5.   Stockholders' Equity

Earnings (Loss) Per Common Share

     For the quarter ended April 4, 1997, primary and fully diluted loss per common share were computed by dividing the net loss by the weighted average number of common shares outstanding during the quarter. For the quarter ended April 5, 1996, primary and fully diluted earnings per common share were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the quarter. The number of shares used in these computations were as follows:

_________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_________________________________________________________________
                                              14 Weeks Ended
(In millions)                         April 4, 1997 April 5, 1996
_________________________________________________________________
Primary                                       24.6         26.1
Fully Diluted                                 24.6         26.4
_________________________________________________________________
_________________________________________________________________

     Weighted  average  shares  for the  first  quarter  of  1997 reflects the repurchase of 1.3 million shares of the company's common stock in the third and fourth quarters of 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997 (early application is not permitted). Under this new standard, primary earnings per share and fully diluted earnings per share have been replaced by basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options outstanding. For the first quarter of 1997 and 1996, basic and diluted earnings (loss) per share would be the same as the reported primary and fully diluted earnings (loss) per share.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Commitments and Contingencies

Commitments

Alliances

     The alliance agreements between the company, Orient Overseas Container Line ("OOCL"), Mitsui OSK Lines, Ltd. ("MOL"), Nedlloyd Lines B.V. ("NLL") and Malaysian International Shipping Corporation BHD ("MISC"), collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996.

     NLL merged with the container line operations of The Peninsular and Oriental Steam Navigation Company ("P&O") on December 31, 1996 to form P&O Nedlloyd Container Line Limited ("P&O-NL"). NLL and P&O were each members of different alliances, and the future alliance participation of P&O-NL has not yet been determined. The company and Neptune Orient Lines Ltd ("NOL") are also each members of different alliances, and the future alliance participation of the company and NOL following consummation of the Proposed Merger as discussed in Note 7, has not yet been determined. The company cannot predict when the alliance participation of P&O-NL or, if the Proposed Merger is consummated, when the alliance participation of the company and NOL, will be determined or the resulting impact on the operations of the Global Alliance. However, while no assurances can be given, the company believes that acceptable alternatives may be available.

Facilities, Equipment and Services

     The company had outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $71.0 million at April 4, 1997. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At April 4, 1997, the company had outstanding letters of credit and other agreements totaling $61.9 million, which guarantee the company's performance under certain of its commitments.

Employment Agreements

     The company has entered into employment agreements with certain of its officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified
cause,  as  defined.   The aggregate estimated  commitment  under
these  agreements  was $16.6 million at April 4,  1997.   Certain
employment agreements contain provisions requiring additional payments including excise taxes and supplemental pension benefits, if applicable.

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

APL Limited and Subsidiaries

Contingencies (continued)

     On April 2, 1997, Lykes' Plan of Reorganization was confirmed. Also on April 2, 1997, Lykes and Canadian Pacific, Ltd. ("CP") finalized an agreement for CP's acquisition of Lykes' U.S. container shipping services for approximately $30 million, subject to certain conditions including the approval of MarAd. In addition, the company and CP have reached an agreement which allows the company to realize most of the remaining benefits due under its settlement with Lykes, which agreement is conditioned upon the consummation of CP's acquisition of Lykes and, therefore, on MarAd's approval of such acquisition.

     Certain Bankruptcy Court orders underlying the company's agreement with Lykes have been appealed, but these appeals are expected to be withdrawn if Lykes' Plan of Reorganization becomes effective. Lykes' bankruptcy filing is not expected to have a material adverse impact on the company's consolidated financial position or results of operations.

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


Note 7.   Proposed Merger with Neptune Orient Lines Ltd

     On April 13, 1997, the company entered into a merger agreement with NOL, a Singapore corporation, and Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of NOL ("Sub"), pursuant to which Sub will merge with and into the company (the "Proposed Merger"). As a result of the Proposed Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors, is conditioned upon approval by holders of a majority of the outstanding shares of the company's Common Stock and is subject to other conditions, including review under the Exon-Florio Amendment and the approval of MarAd. The parties expect to consummate the transaction in the fall of 1997, following the receipt of regulatory approvals.

Item 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the first quarter of 1997 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's Annual Report on Form 10-K for the year ended December 27, 1996.

RESULTS OF OPERATIONS

Summary Results            First Quarter          First Quarter
(In millions)                       1997    Change         1996
_________________________________________________________________
Revenues
Container Transportation         $ 575.7     (9%)        $633.4
Logistics Services and Other       103.2      11%          92.9
_________________________________________________________________
 Total                           $ 678.9     (7%)        $726.3
_________________________________________________________________
Operating Income (Loss)          $  (8.8) >(100%)        $ 17.6
_________________________________________________________________
Pretax Income (Loss)             $ (17.8) >(100%)        $  6.6
_________________________________________________________________
_________________________________________________________________

Overview

     The operating loss for the first quarter of 1997 was $8.8 million compared with operating income for the first quarter of 1996 of $17.6 million. Included in operating income for the first quarter of 1997 and 1996 was $3.0 million from the favorable settlement of claims related to the 1995 collision of a vessel and a $1.6 million gain from the sale of a vessel, respectively.

     In the first quarter of 1997, the company's earnings decreased as a result of reduced container transportation revenues due to decreased average revenue per forty-foot equivalent unit ("FEU") in all of the company's markets as compared with the first quarter of 1996. The decrease in revenues was offset in part by increased logistic services and other revenues, and a reduction in total expenses as compared with 1996.

Container Volumes          First Quarter          First Quarter
  by Major Market (1)               1997    Change         1996
_________________________________________________________________
Asia to North America               44.5      12%          39.8
North America to Asia               32.7     (9%)          36.1
Intra-Asia                          48.4      24%          39.0
Asia-Europe                         10.4      19%           8.7
Latin America                        6.1      92%           3.2
Refrigerated                        14.3       2%          14.0
Stacktrain                         116.6      15%         101.2
Automotive                          19.1    (30%)          27.2
_________________________________________________________________
_________________________________________________________________
(1)Volumes are stated in thousands of FEUs, except Stacktrain and Automotive, which are stated in thousands of shipments. Volumes data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

Asia to North America

     Volumes increased in the first quarter of 1997 due primarily to strong export activities in North and South China, Hong Kong and India. Lower manufacturing costs in South China have shifted customer production facilities to that region, thereby increasing volumes from that area.

North America to Asia

     Volumes declined in this market in the first quarter of 1997 compared with the first quarter of 1996 due primarily to decreased shipments to North China, Hong Kong and Indonesia resulting from reduced demand in this market. In addition, the company sold five vessels and its Guam business to Matson Navigation Company, Inc. ("Matson") in the first quarter of 1996, which also contributed to the decline in volumes. The decrease in volumes was partially offset by increased military cargoes to Japan and Korea as a result the company's increased share of military business.

Intra-Asia

     The company's intra-Asia volumes increased in the first quarter of 1997 compared with last year's first quarter primarily as a result of increased shipments to and from North China, India, Korea and Taiwan due to focused marketing efforts.

Asia-Europe

     Volumes increased in both directions in the first quarter of 1997 over the first quarter of 1996 as the company pursued additional cargo in order to gain market share. Eastbound volumes increased due to shipments from the Netherlands and the United Kingdom and westbound volumes increased due to shipments from Hong Kong to Belgium, Denmark, the Netherlands and the United Kingdom.

Latin America

     Volumes in this market increased in the first quarter of 1997 compared with the first quarter of 1996 due primarily to an increase in eastbound shipments from Hong Kong, Indonesia and Taiwan to Mexico and Panama resulting from more focused sales efforts. In addition, westbound and intra-Caribbean volumes also increased due to the introduction of intra-Caribbean services in mid-1996 and increased marketing efforts.

Refrigerated

     Compared with the first quarter of 1996, volumes of commercial refrigerated cargo increased slightly in 1997. This was due primarily to increased volumes in the U.S. import market resulting from increased exports from Japan, Taiwan and Thailand, and increased volumes in the intra-Asia market. These increases were partially offset by lower export and military refrigerated cargo volumes.

Stacktrain

     North America stacktrain volumes increased significantly in the first quarter of 1997 compared with last year's first quarter due to growth in demand and the company's pricing strategies to remain competitive. Partially offsetting the increased volumes was the loss of volumes related to the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996.

Automotive

     Automotive volumes declined in the first quarter of 1997 compared with the same period in 1996, due to reduced volumes of both stacktrain and non-stacktrain shipments by U.S. automobile manufacturers between the U.S. and Mexico and within the U.S.

                           First Quarter          First Quarter
Average Revenue per Unit (1)        1997    Change         1996
_________________________________________________________________
Trans-Pacific                     $3,198    (10%)        $3,573
Other Ocean Transportation        $1,886    (14%)        $2,193
Stacktrain                        $1,162    (11%)        $1,304
_________________________________________________________________
_________________________________________________________________
(1)Average revenue per unit is stated in FEUs, except for Stacktrain, which is in shipments. Average revenue per unit data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes. Stacktrain revenue per unit includes Automotive.

Trans-Pacific

     In the first quarter of 1997, the company's trans-Pacific average revenue per FEU declined from the same period in 1996 due primarily to considerable pressure on rates in the Asia to North America market as a result of over-capacity, slower growth in trade, and continued rate reductions by the company and other carriers. Considerable rate instability persists in this market, and the company cannot predict whether rate reductions will continue to be taken by the company or its competitors in 1997, or the extent of such reductions, if any. Continued destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers, including the company. Also contributing to lower trans-Pacific average revenue per FEU are lower rates and a lower percentage of high value cargo in the North America to Asia market.

Other Ocean Transportation

     Average revenue per FEU in the company's other ocean transportation markets decreased in the first quarter of 1997 compared with the first quarter of 1996, due primarily to an increase in lower-rated, short-leg cargo in the intra-Asia market. The decrease in average revenue per FEU was compounded by continued rate deterioration in the Asia-Europe market throughout 1996 and the first quarter of 1997 due to excess vessel capacity and significant rate pressure as carriers compete for market share.

Stacktrain

     Stacktrain  average  revenue per shipment  declined  in  the first  quarter  of  1997 compared with the same  period  in  1996 primarily due to lower rates resulting from increased competition and excess equipment capacity in this market.

Proposed Merger with Neptune Orient Lines Ltd

     On April 13, 1997, the company entered into a merger agreement with NOL, and Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of NOL ("Sub"), pursuant to which Sub will merge with and into the company (the "Proposed Merger"). As a result of the Proposed
Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors, is conditioned upon approval by holders of a majority of the outstanding shares of the company's Common Stock and is subject to other conditions, including review under the Exon-Florio Amendment and the approval of MarAd. The parties expect to consummate the transaction in the fall of 1997, following the receipt of regulatory approvals.

Outlook

     The company expects stronger volumes to be offset by continued rate pressures in most of its major markets through 1997 as increased capacity continues to exceed market growth. Anticipated lower rates combined with seasonal factors are expected to result in reduced earnings, particularly in the first half of the year.

Logistics Services and Other Revenues

     Logistics Services and Other Revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $103.2 million and $92.9 million in the 1997 and 1996 first quarters, respectively. The increase reflects increased cargo handling revenues in Asia and North America associated with greater use of the company's terminals by third parties.

Alliances

     The alliance agreements between the company, OOCL, MOL, NLL and MISC, collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996.

     NLL merged with the container line operations of P&O on December 31, 1996 to form P&O Nedlloyd Container Line Limited.
NLL and P&O were each members of different alliances, and the future alliance participation of P&O-NL has not yet been determined. The company and NOL are also each members of different alliances, and the future alliance participation of the company and NOL following consummation of the Proposed Merger, has not yet been determined. The company cannot predict when the alliance participation of P&O-NL or, if the Proposed Merger is consummated, when the alliance participation of the company and NOL, will be determined or the resulting impact on the operations of the Global Alliance. However, while no assurances can be given, the company believes that acceptable alternatives may be available.

Maritime Regulation and Subsidy

     Under the company's ODS agreement with the MarAd, which expires December 31, 1997, payments to the company were approximately $7.8 million and $13.6 million in first quarter of 1997 and 1996, respectively. The company expects ODS payments in 1997 to be substantially lower than in 1996 as a result of a reduction in the number of U.S. flag vessels operated by the company. During 1996, the company sold five U.S. flag vessels to Matson and returned five chartered U.S. flag vessels, four of which had been chartered from Lykes.

     In October 1996, the Maritime Security Act of 1996 was signed into law. This legislation provides for a Maritime Security Program ("MSP") administered by MarAd with up to $100 million in payments per annum to be appropriated by Congress on an annual basis. MSP provides $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005.

     In January 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act. Certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. The operating agreements are one-year contracts, which will be automatically renewed through September 30, 2005 subject to available funding. If annual funding is not appropriated by the U.S. Congress, the operating agreements may be terminated on 60 days' notice by MarAd. The agreements may also be terminated by the participating carrier on 60 days' notice at any time, provided that the carrier continues to participate in the Emergency Preparedness Program and the vessels continue under U.S. flag registry through the end of the then-current fiscal year.

     Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel expired and was renegotiated, and a new agreement was reached in December 1996. The new contract expires in June 1999. Existing agreements covering licensed personnel expire in December 1997 and June 1998, and the company has been engaged in negotiations
with                                                          the
representative unions regarding continuation of those agreements. The company is unable to predict when or whether new agreements may be reached, and labor disturbances could result which could have a material adverse impact on the company.

     In 1997, legislation was introduced in the U.S Senate that would substantially modify the Shipping Act of 1984 (the "Shipping Act"). The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. The legislation contains provisions that require tariffs to be published and available to the public but not filed with a government agency, allow independent contracts between shippers and ocean carriers, allow contract terms to be treated confidentially except for specific terms, and strengthen remedies to combat predatory activities by foreign carriers, under limited continuing oversight by a successor agency to the Federal Maritime Commission, while continuing the company's existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material impact on the competitive environment in which the company operates and on the company's results of operations. The company is unable to predict the nature or extent of the impact of this legislation, if enacted.

EXPENSES

Expenses                   First Quarter          First Quarter
(In millions)                       1997    Change         1996
_________________________________________________________________
 Transportation
  Land                           $ 223.9    (11%)        $252.1
  Ocean                            119.3     (2%)         121.4
  Equipment                         70.0       3%          68.3
 Cargo Handling                    179.7      11%         162.0
 Sales General & Administrative     97.8     (8%)         106.5
 Other (Income) Expense             (3.0)     84%          (1.6)
_________________________________________________________________
 Total                           $ 687.7     (3%)        $708.7
_________________________________________________________________
 Operating Ratio (1)               102%                     98%
_________________________________________________________________
_________________________________________________________________
(1)Other (Income)/Expense is excluded from this calculation.

Land Transportation

     Land transportation expenses decreased in the first quarter of 1997 from the first quarter of 1996, primarily due to decreases in domestic automotive and freight brokerage volumes as a result of the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996.

Ocean Transportation

     Ocean transportation expenses decreased in the first quarter of 1997 compared with the first quarter of 1996 as a result of fewer vessels operating in the 1997 period due to the sale of five U.S. flag vessels to Matson in 1996 and the return of five chartered U.S. flag vessels, four of which had been chartered from and returned to Lykes, during 1996. Partially offsetting these decreases were increased purchases of vessel space from the alliance partners in the Asia-Latin America service, additional feeder costs in Asia due to slot purchase arrangements and additional vessel charters, and lower subsidy payments resulting from operating fewer vessels in 1997.

Transportation Equipment

     Transportation  equipment  costs  increased  in  the   first
quarter of 1997 compared with the first quarter of 1996 due to increased container lease and maintenance costs.

Cargo Handling

     Cargo handling expenses increased in the first quarter of 1997 compared with the same period in 1996, as result of higher cargo volumes from both the company and its alliances, primarily in intra-Asia and Latin America, and from higher labor rates. This increase was partially offset by the strengthening value of the U.S. dollar against the Japanese yen in the first quarter of 1997 compared with the same period in 1996.

Sales, General and Administrative

     Sales, general and administrative expenses decreased in the first quarter of 1997 compared with the first quarter of 1996, as the company realized salary and benefit savings from the 1995 restructuring which resulted in the elimination of certain positions in the U.S. and Asia during 1996. Other factors were lower agency fees, lower accruals for certain employee benefit costs due to workforce reductions, and favorable insurance claims experience.

Other Income and Expense

     In the first quarter of 1997, the company recorded $3.0 million in other income from the favorable settlement of claims related to the 1995 collision of a vessel. In the first quarter of 1996, the company recognized a gain of $1.6 million from the sale of a vessel to Matson.

Net Interest Expense

     Net interest expense decreased from $11.0 million in the first quarter of 1996 to $9.0 million in the first quarter of 1997, primarily due to the repayment of the remaining balance of the C10-class Series I Vessel Mortgage Bonds in the first quarter of 1997, reductions in the balance of the C11-class Vessel Mortgage Notes and interest capitalized under terminal construction contracts compared with last year's first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Financial Resources
(In millions)                    April 4            December 27
As of:                              1997                   1996
_________________________________________________________________
 Cash, Cash Equivalents and
  Short-Term Investments        $  260.6               $  283.0
 Working Capital                   190.9                  225.9
 Total Assets                    1,831.9                1,880.2
 Long-Term Debt and Capital
  Lease Obligations (1)            691.3                  706.2
_________________________________________________________________

                                 April 4                April 5
For the quarter ending:             1997                   1996
_________________________________________________________________
 Cash Provided by Operations    $   30.0               $   35.9
_________________________________________________________________
Investing Activities
 Proceeds from the Sales of
  Property and Equipment        $    1.8               $  159.5
 Capital Expenditures
  Ships                         $    0.1               $   65.0
  Containers, Chassis and Rail Cars  9.7                    2.4
  Leasehold Improvements and Other  21.9                    7.6
_________________________________________________________________
  Total Capital Expenditures    $   31.7               $   75.0
_________________________________________________________________
Financing Activities
 Borrowings                                            $   62.2
  Repayment of Debt and
   Capital Leases               $  (15.0)                 (21.7)
 Dividend Payments                  (2.5)                  (2.6)
_________________________________________________________________
_________________________________________________________________
(1)Includes current and long-term portions.

Cash Flows

     In  the first quarter of 1996, the company sold Matson  five
U.S. flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately $158 million in cash.

Capital Spending

     Capital expenditures of $31.7 million in the first quarter of 1997 were primarily for purchases of chassis, containers, and terminal and leasehold improvements. Capital expenditures in 1997 are expected to be approximately $108 million primarily for terminal and leasehold improvements, transportation equipment and systems. The company has outstanding purchase commitments to acquire cranes, facilities, equipment and services totaling $71.0 million. In addition to vessel expenditures of $65.0 million, the company made capital expenditures in the first quarter of 1996 of $10.0 million primarily for purchases of chassis, containers, and terminal and leasehold improvements.

     In January 1996, the company took delivery of the sixth and final C11-class vessel, five of which were delivered during 1995. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996. To finance a portion of these vessel purchases, the company borrowed $402 million. Of this amount, $62.2 million was borrowed in January 1996 and the remainder in 1995. The company has entered into four interest rate swap agreements to exchange the variable interest rates on certain vessel mortgage notes for fixed rates over periods ranging between 7 and 12 years. This debt is more fully described in Note 4 of Notes to Consolidated Financial Statements.

Share Repurchases

     In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open-market or privately negotiated transactions. In the third and fourth quarters of 1996, the company paid $29 million to repurchase approximately
1.3 million shares of its common stock under this program. No shares were repurchased during the first quarter of 1997.

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

CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS

     Statements prefaced with "expects", "anticipates", "estimates", "believes" and similar words , including statements concerning anticipated rate and volume trends, alliance participation, and capital spending, are forward-looking statements based on the company's current expectations as to prospective events, circumstances and conditions over which it may have little or no control and as to which it can give no assurances. All forward-looking statements, by their nature, involve risks and uncertainties, including those discussed above and below, that could cause actual results to differ materially from those projected.

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

     As a result of capacity increases exceeding market growth and increased competition, considerable rate instability exists in most of the company's major markets. Destabilization of rates has in the past had and, if extensive, could in the future have a material adverse impact on the results of operations of carriers in these trades, including the company.

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

     Other risks and uncertainties include: growth trends in other markets served by the company, the company's ability to respond to those trends, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations, and the continuation and effectiveness of the Trans-
Pacific   Stabilization  Agreement  and  the   various   shipping
conferences to which the company belongs. If the company were unable to negotiate acceptable labor agreements, including those currently under negotiation, the results could include work stoppages, strikes or other labor difficulties, or higher labor costs, any of which could have a material adverse affect on the company's operating results. The company has experienced such difficulties at times in the past and can provide no assurance that they will not occur in the future.

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

     The company's Proposed Merger with NOL may have significant effects on the company's future operations, although the nature and extent of such effects cannot be currently determined. Responses of third parties, such as the company's alliance partners and labor unions, to the proposed merger are also uncertain at this time. The Proposed Merger is also subject to the approval of the stockholders of the company and to regulatory approvals, including the approval of MarAd.

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

     Among these actions are approximately 3,480 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court issued an order to reinstate 29 cases against vessel owners and to dismiss the vessel owners' third party claims and cross-claims against manufacturers of asbestos products. A motion for reconsideration of such dismissal is pending. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

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

     The company and its directors have been named as defendants in a purported class action on behalf of all public stockholders of the company pending in the Superior Court of the State of California for the County of Alameda, captioned Soshtain et. al.
v. Arledge et. al., Case No. 781838-3. The complaint was filed on April 18, 1997 and alleges that the company's directors breached their fiduciary duties in connection with the Proposed Merger with NOL by failing to take all necessary steps to ensure that the company's stockholders would receive the maximum value realizable for their shares, and seeks damages in an unspecified amount and equitable relief, including an injunction against consummation of the Proposed Merger. The time for the defendants to move or answer with respect to the complaint has not yet elapsed.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

      The following documents are exhibits to this Form 10-Q:

Exhibit No.    Description of Document
_________________________________________________________________


3.1   Integrated copy of the amended By-Laws.

10.1  Fourth  Amendment  to the APL Limited  SMART  Plan  (Second
      Amendment  and  Restatement  Effective  as  of  January  1,
      1993), dated March 24, 1997.**

10.2  APL   Limited  Regular  Supplemental  Executive  Retirement
      Plan, amended and restated effective November 9, 1996.**

10.3  APL  Limited Pure Excess Supplemental Executive  Retirement
      Plan, effective November 9, 1996.**

10.4  APL   Limited  Regular  Excess-Benefit  Plan,  amended  and
      restated effective November 9, 1996.**

10.5  APL Limited Pure Excess-Benefit Plan, effective November 9,
      1996.**

10.6 Amendment No. 4 dated March 17, 1997 to the Credit Agreement among APL Limited, borrower, and Morgan Guaranty Trust Company of New York (as agent and participant), Bank of America National Trust and Savings Association, The First National Bank of Boston, The Industrial Bank of Japan, Limited, ABN AMRO Bank N.V. and The First National Bank of Chicago.

27    Financial   Data  Schedules  filed  under  Article   5   of
      Regulation S-X for the first quarter ended April 4, 1997.

**    Denotes management contract or compensatory plan.


(b)   Reports on Form 8-K

      On April 14, 1997, the company filed a Form 8-K dated April 13, 1997, relating to the Agreement and Plan of Merger with Neptune Orient Lines Ltd, a Singapore corporation ("NOL"), and Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of NOL ("Sub"), pursuant to which Sub will merge with and into the company and the company will become a wholly-owned subsidiary of NOL.

                   APL Limited and Subsidiaries





                            SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      APL LIMITED




Dated:  May 16, 1997            By  /s/ William J. Stuebgen
                                  _______________________________
                                       William J. Stuebgen
                                        Vice President,
                                        Controller and
                                   Chief Accounting Officer