Form 10-K405/A
period 1996-12-27
APL LTD
filed 1997-06-18
CIK 725457

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

Exhibit No.    Description of Document

99.1 Form 11-K Annual Report for the APL Limited SMART Plan for the plan year ended December 31, 1996, including Exhibit
     23.1, Consent of Independent Public Accountants.

23.1 Consent of Independent Public Accountants, filed as part  of
     Exhibit 99.1.


SIGNATURES

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      APL LIMITED
                                                     (Registrant)



                                    By  /s/  William J. Stuebgen
                                             William J. Stuebgen
                                               Vice President,
                                               Controller and
                                           Chief Accounting Officer
                                               June 18, 1997