Form 10-Q
period 1997-06-27
APL LTD
filed 1997-08-01
CIK 725457

_________________________________________________________________
_________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

(x)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended June 27, 1997
                               OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES
     EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________________   to
     _________________



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                   Outstanding at July 25, 1997
____________________________      ____________________________

Common Stock, $.01 par value                   24,866,899


_________________________________________________________________
_________________________________________________________________

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

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
___________________________________________________________________
(In thousands, except          Quarter Ended         26 Weeks Ended
  per share amounts)        June 27  June 28       June 27  June 28
                               1997     1996          1997     1996
___________________________________________________________________
Revenues                    $626,671 $641,055 $1,305,521 $1,367,392
___________________________________________________________________
Expenses                     607,959  598,498  1,295,655  1,307,268
___________________________________________________________________
Operating Income              18,712   42,557      9,866     60,124

Interest Income                5,752    6,253     12,363     12,998
Interest Expense             (13,308) (14,826)   (28,908)   (32,560)
___________________________________________________________________
Income (Loss) Before Taxes    11,156   33,984     (6,679)    40,562
Federal, State and
  Foreign Tax Expense
  (Benefit)                    3,770   13,122     (4,258)    15,819
___________________________________________________________________
Net Income (Loss)           $  7,386 $ 20,862 $   (2,421) $  24,743
___________________________________________________________________
___________________________________________________________________

Earnings (Loss) Per Common Share
___________________________________________________________________
  Primary                      $0.29    $0.78     $(0.10)     $0.94
  Fully Diluted                $0.28    $0.78     $(0.10)     $0.93
___________________________________________________________________

Dividends Per Common Share     $0.10    $0.10     $ 0.20      $0.20
___________________________________________________________________
___________________________________________________________________
See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_________________________________________________________________
(In thousands, except share amounts)         June 27 December 27
                                                1997        1996
_________________________________________________________________
ASSETS
Current Assets
Cash and Cash Equivalents                  $ 137,811   $ 102,370
Short-Term Investments                       116,602     180,628
Trade and Other Receivables, Net             227,358     242,460
Fuel and Operating Supplies                   28,388      29,220
Prepaid Expenses and Other Current Assets     75,195      61,804
_________________________________________________________________
Total Current Assets                         585,354     616,482
_________________________________________________________________
Property and Equipment
Ships                                        904,455     903,227
Containers, Chassis and Rail Cars            752,831     764,294
Leasehold Improvements and Other             254,346     252,466
Construction in Progress                      37,610      29,078
_________________________________________________________________
                                           1,949,242   1,949,065
Accumulated Depreciation and Amortization  (843,095)    (825,846)
_________________________________________________________________
Property and Equipment, Net                1,106,147   1,123,219
_________________________________________________________________
INVESTMENTS AND OTHER ASSETS                 141,373     140,477
_________________________________________________________________

Total Assets                               $1,832,874 $1,880,178
_________________________________________________________________
_________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt
  and Capital Leases                        $    349  $    9,866
Accounts Payable and Accrued Liabilities     363,631     380,690
_________________________________________________________________
Total Current Liabilities                    363,980     390,556
_________________________________________________________________
Deferred Income Taxes                        169,582     173,867
_________________________________________________________________
Other Liabilities                            115,753     116,569
_________________________________________________________________
Long-Term Debt                               684,456     695,546
Capital Lease Obligations                        622         801
_________________________________________________________________
Total Long-Term Debt and Capital
  Lease Obligations                          685,078     696,347
_________________________________________________________________
Commitments and Contingencies
_________________________________________________________________
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  24,763,000 in 1997 and 24,564,000 in 1996   24,763      24,564
Additional Paid-In Capital                     3,435         632
Retained Earnings                            470,283     477,643
_________________________________________________________________
Total Stockholders' Equity                   498,481     502,839
_________________________________________________________________

Total Liabilities and
  Stockholders' Equity                    $1,832,874  $1,880,178
_________________________________________________________________
_________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_________________________________________________________________
(In thousands)                                   26 Weeks Ended
                                                June 27 June 28
                                                   1997    1996
_________________________________________________________________
Cash Flows from Operating Activities
Net Income (Loss)                              $(2,421) $24,743
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided by (Used in)Operating Activities:
  Depreciation and Amortization                  53,004  57,385
  Deferred Income Taxes                          (4,285)  5,762
  Change in Receivables                          15,102   1,552
  Change in Fuel and Operating Supplies             832   9,693
  Change in Prepaid Expenses and
   Other Current Assets                         (13,391)  2,008
  Gain on Sale of Property and Equipment         (5,665) (2,079)
  Gain on Sale of Distribution Services                  (6,900)
  Change in Accounts Payable and
   Accrued Liabilities                          (17,059) (5,152)
  Other                                          (3,896)(25,038)
_________________________________________________________________
   Net Cash Provided by Operating Activities     22,221  61,974
_________________________________________________________________
Cash Flows from Investing Activities
Capital Expenditures                           (65,869)(89,633)
Proceeds from Sales of Property and Equipment    35,684 160,513
Proceeds from Sale of Distribution Services               2,000
Purchase of Short-Term Investments            (113,943)(335,662)
Proceeds from Sales of Short-Term Investments   177,969 238,528
Transfer from Capital Construction Fund           2,688
Other                                             3,198   1,380
_________________________________________________________________
   Net Cash Provided by (Used in)
    Investing Activities                         39,727 (22,874)
_________________________________________________________________
Cash Flows from Financing Activities
Issuance of Debt                                          62,215
Repayments of Debt                             (20,725)  (20,660)
Repayments of Capital Lease Obligations           (166)  (10,822)
Dividends Paid                                  (4,923)   (5,144)
Debt Issue Costs                                          (1,617)
Other                                             2,986    2,114
_________________________________________________________________
   Net Cash Provided by (Used in)
    Financing Activities                       (22,828)   26,086
_________________________________________________________________
Effect of Exchange Rate Changes on Cash         (3,679)     (11)
_________________________________________________________________
   Net Increase in Cash and Cash Equivalents     35,441   65,175
_________________________________________________________________
Cash and Cash Equivalents at
 Beginning of Period                            102,370   76,564
_________________________________________________________________
Cash and Cash Equivalents at End of Period     $137,811 $141,739
_________________________________________________________________
_________________________________________________________________

SUPPLEMENTAL DATA:
_________________________________________________________________
Cash Paid (Received) for:
Interest, Net of Capitalized Interest          $ 29,710 $31,523
Income Taxes, Net of Refunds                   $(4,457) $ 8,584
_________________________________________________________________
Noncash Investing Activities:
Notes Receivable from the Sale of
  Distribution Services                                 $ 6,000
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

Foreign Currency Instruments

     The company periodically enters into contracts to buy foreign currencies in the future to hedge the impact of foreign currency fluctuations on certain operating commitments. The gains or losses on contracts related to firm commitments are deferred and recognized when the related operating expenses are incurred, and are recorded as a decrease or increase in Expenses on the accompanying Consolidated Statement of Income. Gains or losses on foreign currency contracts related to anticipated transactions are reflected in Expenses on the accompanying Consolidated Statement of Income in the period in which the currency fluctuation occurs.

Income Taxes

     The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for the first half of 1997 was 34%. During the first quarter, the company also recorded a tax benefit of $2.0 million relating to a prior year state income tax settlement. The effective income tax rate for the first half of 1996 was 39%. The full year effective tax rate for 1996 was 33%, which was reduced during 1996 to reflect the availability of additional tax credits and deductions.


Note 2.   Operating-Differential Subsidy Agreement

     The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater labor expense of vessel operation under United States registry. The ODS amounts were $6.9 million and $11.8 million for the quarters ended June 27, 1997 and June 28, 1996, respectively, and $14.7 million and $25.4 million for the 26-week periods ended June 27, 1997 and June 28, 1996, respectively, and have been included as a reduction of Expenses on the accompanying Consolidated Statement of Income.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 3.Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at June 27, 1997 and December 27, 1996, were as follows:
_________________________________________________________________
(In thousands)                              June 27 December 27
                                               1997        1996
_________________________________________________________________
Accounts Payable                           $ 46,967     $52,316
Accrued Liabilities                         245,932     250,523
Current Portion of Insurance Claims          12,812      15,326
Unearned Revenue                             55,027      50,566
Restructuring Charge                          2,893      11,959
_________________________________________________________________
Total Accounts Payable and
 Accrued Liabilities                       $363,631    $380,690
_________________________________________________________________
_________________________________________________________________


Note 4.   Long-Term Debt

     Long-Term Debt at June 27, 1997 and December 27, 1996 consisted of the following:
_________________________________________________________________
(In thousands)                              June 27 December 27
                                               1997        1996
_________________________________________________________________
Vessel Mortgage Note Due Through 2008 (1)  $369,773     $380,880
8% Senior Debentures $150 million Face Amount
 Due on January 15, 2024 (2)                147,212     147,198
7 1/8% Senior Notes $150 million Face Amount
 Due on November 15, 2003 (2)               148,491     148,399
Series I 8% Vessel Mortgage Bonds
  Due Through 1997(3)                                     9,530
8% Refunding Revenue Bonds Due on
 November 1, 2009                            12,000      12,000
Other                                         6,980       7,069
_________________________________________________________________
Total Debt                                  684,456     705,076
Current Portion                                         (9,530)
_________________________________________________________________
Total Long-Term Debt                       $684,456     $695,546
_________________________________________________________________
_________________________________________________________________

(1)To finance a portion of the purchase price of its six C11-class vessels, the company borrowed $402.1 million in 1995 and 1996 under a loan agreement with European banks pursuant to vessel mortgage notes due through 2008. Principal payments are due in semiannual installments over a 12-year period commencing six months after the delivery of the respective vessels. The interest rates on the notes are based upon various margins over LIBOR or the banks' cost of funds, as elected by the company. Until the sixth anniversary of the delivery date, the company may defer up to four principal payments. Aggregate deferred payments are due at the end of the term of the notes. Principal payments on this debt are classified as long-term on the basis that the company has the ability to defer at least two payments. The notes issued under this loan agreement are collateralized by the C11-class vessels.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $253.6 million at June 27, 1997, to exchange the variable interest rate obligations on such notes for fixed rate obligations for periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.555% and 7.02%. As a result of the swaps, the effective interest rates range between 6.625% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense.

(2)The company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.5 million at June 27, 1997. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at June 27, 1997.

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


Note 5.   Leases

     In connection with the new terminal in Los Angeles and terminal improvements in Kaohsiung, Taiwan, the company entered into agreements to purchase new cranes and, in April 1997, reached an agreement with a group of banks pursuant to which the company assigned its rights to the cranes to the banks, and the banks leased the cranes to the company, subject to certain terms and conditions on a year-to-year basis. Under the agreement, the company makes all payments to the crane manufacturer and is subsequently reimbursed by the banks. The payments and receipts have been included in the Consolidated Statement of Cash Flows as Capital Expenditures and Proceeds from the Sales of Property and Equipment, respectively. In addition, the banks intend to acquire ownership of certain cranes at the company's Oakland terminal and will lease the cranes to the company. The aggregate cost of all cranes involved in the transaction is approximately $102.9 million. Under the terms of its agreement, the company has annual options to either renew the lease, purchase the cranes or arrange for the sale of the cranes to a third party. As part of the sale option, the company has guaranteed the lessors a minimum estimated value of $74.3 million which will decline over time.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Stockholders' Equity

Earnings Per Common Share

     For the first half of 1997, primary and fully diluted loss per common share were computed by dividing the net loss by the weighted average number of common shares outstanding. For the second quarter of 1997, and the second quarter and first half of 1996, earnings per common share on a primary and fully diluted basis were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. The number of shares used in these computations was as follows:

_________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
_________________________________________________________________
(In millions)                   Quarter Ended    26 Weeks Ended
                            June 27   June 28   June 27 June 28
                               1997      1996      1997    1996
_________________________________________________________________
Primary                        25.8      26.6      24.6    26.3
Fully Diluted                  26.0      26.7      24.6    26.6
_________________________________________________________________
_________________________________________________________________

     Weighted average shares for the second quarter and first half of 1997 reflect the repurchase of 1.3 million shares of the company's common stock in the third and fourth quarters of 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997 (early application is not permitted). Under this new standard, primary earnings per share and fully diluted earnings per share have been replaced by basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options outstanding. For the second quarter and first half of 1997 and 1996, basic and diluted earnings (loss) per share would have been as follows:

_________________________________________________________________
                                Quarter Ended    26 Weeks Ended
                            June 27   June 28   June 27 June 28
                               1997      1996      1997    1996
_________________________________________________________________
Basic                         $0.30     $0.81    $(0.10)   $0.96
Diluted                       $0.29     $0.78    $(0.10)   $0.94
_________________________________________________________________
_________________________________________________________________


Note 7.   Commitments and Contingencies

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

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.   Commitments and Contingencies (continued)

Commitments (continued)

Alliances (continued)

     NLL merged with the container line operations of The Peninsular and Oriental Steam Navigation Company ("P&O") on December 31, 1996 to form P&O Nedlloyd Container Line Limited ("P&O-NL"). P&O-NL has advised the Global Alliance that NLL will be withdrawing from the Global Alliance. The future alliance participation of the company and Neptune Orient Lines Ltd ("NOL") following consummation of the proposed merger of the company and NOL discussed in Note 8, has not yet been determined. The company cannot predict, if the proposed merger is consummated, when the alliance participation of the company and NOL will be determined or the resulting impact on the operations of the company. However, while no assurances can be given, the company believes that it will be able to reach acceptable agreements for future alliance participation.

     On July 16, 1997, the company and the remaining members of the Global Alliance entered into a letter of intent with Hyundai Merchant Marine Co. Ltd. ("Hyundai") to enter into a multi-year agreement to share vessel space and coordinate vessel sailings in the trans-Pacific and Asia-Europe trades. The parties expect to complete detailed agreements and vessel deployments and obtain necessary government approvals by the end of 1997, and to initiate new services during the first quarter of 1998. The five carriers expect to begin exchanging vessel space in the trans-Pacific and Asia-Europe trades on a limited basis during the third quarter of 1997. There can be no assurances whether or when the detailed agreements will be completed or government approvals will be obtained.

     On June 5, 1997, the company and Transportacion Maritima Mexicana ("TMM") entered into a joint operating company agreement pursuant to which the companies will offer trans-Pacific services in the Asia-Mexico trade. As part of the agreements, the company is managing the operations of six time chartered vessels and will guarantee the charter hire of five vessels, two of which it currently guarantees. The amount of the additional three vessel charter hire payments which are guaranteed through the expiration of the charters in 1999 are estimated to be $48.6 million. Initial operations under the agreement began in July 1997. Agreements necessary to implement the transaction are being finalized.

Facilities, Equipment and Services

     The company had outstanding purchase commitments to acquire facilities, equipment and services totaling $15.1 million at June 27, 1997. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon the actual services performed. At June 27, 1997, the company had outstanding letters of credit and other agreements totaling $77.6 million, which guarantee the company's performance under certain of its commitments.

Employment Agreements

     The company has entered into employment agreements with certain of its officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $16.6 million at June 27, 1997. Certain employment agreements contain provisions requiring additional payments, including excise taxes and supplemental pension benefits, if applicable.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.   Commitments and Contingencies (continued)

Contingencies

     In October 1995, Lykes Bros. Steamship Co., Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company chartered four L9-class vessels from Lykes, and Lykes chartered three Pacesetter vessels from the company. In July 1996, the
Bankruptcy Court gave its final approval to a settlement agreement between the company and Lykes, establishing terms for the payment of the company's claims against Lykes for unpaid charter hire. The settlement allowed Lykes the use of the three Pacesetters until December 31, 1997 and required Lykes to obtain the release of liens it permitted to be established against those vessels. On July 29, 1997, the Pacesetters were returned to the company.

     In April 1997, Lykes' Plan of Reorganization was confirmed, and on July 29, 1997, Lykes and Canadian Pacific, Ltd. ("CP") finalized its agreement for CP's acquisition of Lykes' U.S. container shipping services. In addition, the company and CP reached an agreement which allows the company to realize most of the remaining benefits due under its settlement with Lykes. Appeals of certain Bankruptcy Court orders underlying the company's agreement with Lykes have been dismissed. As a result of the settlement and CP acquisition, Lykes' bankruptcy is not expected to have a material adverse impact on the company's consolidated financial position or results of operations.

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


Note 8.   Proposed Merger with Neptune Orient Lines Ltd

      On April 13, 1997, the company entered into a merger agreement with NOL, a Singapore corporation, and Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of NOL ("Sub"), pursuant to which Sub will merge with and into the company (the "Proposed Merger"). As a result of the Proposed Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors, is conditioned upon approval by holders of a majority of the outstanding shares of the company's Common Stock and is subject to certain other conditions, including review under the Exon-Florio Amendment and the approval of MarAd. The parties expect to consummate the transaction in the fall of 1997, following the receipt of regulatory approvals.

APL Limited and Subsidiaries

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and 26 weeks ended June 27, 1997 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the companyOs Annual Report on Form 10-K for the year ended December 27, 1996.

RESULTS OF OPERATIONS

Summary Results           Second Quarter        Year to Date

(In millions)             1997   1996 Change    1997     1996  Change
______________________________________________________________________
Revenues
Container
 Transportation         $542.4 $560.5  (3%) $1,129.2 $1,193.9   (5%)
Logistics Services
 and Other                84.2   80.6   5%     176.3    173.5    2%
_____________________________________________________________________
Operating Income        $ 18.6 $ 42.5 (56%) $    9.8 $   60.1  (84%)
_____________________________________________________________________
Pretax Income (Loss)    $ 11.1 $ 33.9 (67%) $   (6.7)$   40.5 (116%)
_____________________________________________________________________
_____________________________________________________________________

Overview

     Operating income for the second quarter and first half of 1997 was $18.6 million and $9.8 million, respectively, compared with operating income for the second quarter and first half of 1996 of $42.5 million and $60.1 million, respectively. Included in operating income for the second quarter of 1997 was a gain of $5.3 million from the sale of chassis, a gain of $1.5 million from the favorable settlement of claims related to the 1995 Kobe earthquake and costs of $2.7 million related to the proposed merger with NOL. In addition, operating income for the first half of 1997 included a gain of $3.0 million from the favorable settlement of claims related to the 1994 collision of a vessel. Included in operating income for the second quarter and first half of 1996 was a $6.9 million gain from the sale of the company's rights to service certain domestic intermodal customers. Also included in operating income for the first half of 1996 was a $1.6 million gain from the sale of a vessel which occurred in the first quarter.

     In the second quarter and first half of 1997, the company's earnings decreased as a result of reduced container transportation revenues due to decreased average revenue per forty-foot equivalent unit ("FEU") in most of the company's markets, as compared with the second quarter and first half of 1996. The decrease in revenues in the second quarter of 1997 was compounded by increased expenses as compared with the second quarter of 1996. In addition, the decrease in revenues in the first half of 1997 was offset in part by decreased expenses as compared with the first half of 1996.


CONTAINER VOLUMES          Second Quarter       Year to Date

  BY MAJOR MARKET (1)     1997  1996 Change   1997  1996 Change
_________________________________________________________________
Asia to North America     42.4  40.9   3%     86.9  80.7   8%
North America to Asia     28.8  29.9  (4%)    61.5  66.0  (7%)
Intra-Asia                47.5  36.7  30%     95.9  75.7  27%
Asia-Europe               10.6  10.0   6%     21.0  18.7  12%
Latin America              6.8   3.4 101%     12.9   6.6  96%
Refrigerated              11.1  11.3  (2%)    25.4  25.3   0%
Stacktrain               110.9  92.3  20%    230.1 193.5  19%
Automotive                15.2  22.0 (31%)    34.3  49.2 (30%)
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

Asia to North America

     Volumes increased in the second quarter and first half of 1997, compared with the comparable 1996 periods, due primarily to strong export activities in North and South China and India. Lower manufacturing costs in China have shifted customer production facilities to that region, thereby increasing volumes from that area.

North America to Asia

     Volumes declined in this market in the second quarter of 1997 compared with the second quarter of 1996 due primarily to decreased shipments to Korea, Hong Kong and Indonesia. Volumes also declined in this market in the first half of 1997 compared with the first half of 1996 due primarily to decreased shipments to North China, Hong Kong and Indonesia. The decreased volumes are the result of reduced demand in this market. In addition, the company sold five vessels and its Guam business to Matson Navigation Company, Inc. ("Matson") in the first quarter of 1996, which also contributed to the decline in volumes in the first half of 1997. The decrease in volumes, in the second quarter and first half of 1997 compared with last year's second quarter and first half, was partially offset by increased military cargoes to Japan and Korea as a result of the company's increased share of military business due to success with and changes to the U.S. government's contract award program.

Intra-Asia

     The company's intra-Asia volumes increased in the second quarter of 1997 compared with last year's second quarter primarily as a result of increased shipments to and from Taiwan, Japan and India. In addition, intra-Asia volumes increased in the first half of 1997 compared with the first half of 1996 primarily as a result of increased shipments to and from Japan, Taiwan, South China and India. The increased volumes were the result of focused marketing efforts in this market.

Asia-Europe

     Volumes increased eastbound and decreased westbound in the second quarter of 1997 as compared with the second quarter of 1996. Eastbound volumes increased due to shipments from the Netherlands and the United Kingdom as the company pursued additional cargo in order to gain market share. Westbound volumes decreased due to reduced shipments from Hong Kong reflecting competitive market conditions. Volumes increased in both directions in the first half of 1997 over the first half of 1996 as a result of the company's pursuit of additional cargo in order to gain market share. Eastbound volumes increased due to shipments from the Netherlands, Germany, Belgium and the United Kingdom, and westbound volumes increased due to shipments from North and South China.

Latin America

     Volumes in this market increased in the second quarter of 1997 compared with the second quarter of 1996 due primarily to increased eastbound shipments from Indonesia, Hong Kong and South China to Mexico and Panama. Volumes also increased in the first half of 1997 compared with the first half of 1996 due primarily to increased eastbound shipments from Hong Kong, Indonesia and Taiwan. The increase in volumes resulted from more focused marketing efforts. In addition, westbound and intra-Caribbean volumes also increased during the periods due to the introduction of intra-Caribbean services in mid-1996 and increased marketing efforts.

Refrigerated

     Refrigerated volumes decreased in the second quarter of 1997 compared with the second quarter of 1996, as decreased volumes in the intra-Asia market were only partially offset by increased westbound commercial shipments. Compared with the first half of 1996, volumes of refrigerated cargo increased slightly in 1997 due primarily to increased exports to Japan, Taiwan and the United Arab
Emirates, which were partially offset by decreased volumes primarily in the intra-Asia market. The changes in volumes resulted from changes in demand in the related markets.

Stacktrain

     North America stacktrain volumes increased significantly in the second quarter and first half of 1997 compared with last year's second quarter and first half due to growth in demand and the company's pricing strategies to remain competitive. Partially offsetting these increases was the loss of volumes related to the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996.

Automotive

     Automotive volumes declined in the second quarter and first half of 1997 compared with the same periods in 1996, due to reduced stacktrain and non-stacktrain shipments by U.S. automobile manufacturers between the U.S. and Mexico and within the U.S.


AVERAGE REVENUE PER UNIT (1)Second Quarter      Year to Date

                          1997   1996 Change    1997   1996 Change
__________________________________________________________________
Trans-Pacific           $3,170 $3,456  (8%)   $3,185 $3,517  (9%)
Other  Ocean
 Transportation         $1,779 $2,173 (18%)   $1,834 $2,183 (16%)
Stacktrain Average      $1,181 $1,290  (8%)   $1,177 $1,297  (9%)
__________________________________________________________________
__________________________________________________________________
(1)Average revenue per unit is stated in FEUs, except for Stacktrain, which is in shipments. Average revenue per unit data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes. Stacktrain revenue per unit includes Automotive.

Trans-Pacific

     In the second quarter and first half of 1997, the company's trans-Pacific average revenue per FEU declined from the  same  periods  in 1996 due primarily to  significant  rate pressures  in  the Asia to North America market resulting  from capacity outpacing growth in trade, and continued rate reductions by the company and its competitors. Considerable rate instability persists in this market, and the company cannot predict whether rate reductions will continue to be taken by the company or its competitors in 1997, or the extent of such reductions, if any. Continued destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers, including the company. Also contributing to lower trans-Pacific average revenue per FEU are lower rates and a lower percentage of high value cargo in the North America to Asia market.

Other Ocean Transportation

     Average revenue per FEU in the company's other ocean transportation markets decreased in the second quarter and first half of 1997 compared with the second quarter and first half of 1996, due primarily to an increase in lower-rated, short-leg cargo in the intra-Asia market. The decrease in average revenue per FEU was compounded by continued rate deterioration in the Asia-Europe market throughout 1996 and the first half of 1997 due to excess vessel capacity and significant rate pressure as carriers compete for market share.

Stacktrain

     Stacktrain average revenue per shipment declined in the second quarter and first half of 1997 compared with the same periods in 1996 primarily due to lower rates resulting from increased competition and excess equipment capacity in this market.

Proposed Merger with Neptune Orient Lines Ltd

     On April 13, 1997, the company entered into a merger agreement with NOL, and Neptune U.S.A., Inc. ("Sub"), pursuant to which Sub will merge with and into the company (the
"Proposed Merger"). As a result of the Proposed Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors, is conditioned upon approval by holders of a majority of the outstanding shares of the company's Common Stock and is subject to certain other conditions, including review under the Exon-Florio Amendment and the approval of MarAd. The parties expect to consummate the transaction in the fall of 1997, following the receipt of regulatory approvals.

Outlook

     The company currently expects to operate profitably in the second half of the year due to volume increases from seasonal and other factors and continued focus on cost reduction, partially offset by continued rate pressures in most of its major markets as increased capacity continues to exceed market growth.

Logistics Services and Other Revenues

     Logistics Services and Other Revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $84.2 million and $176.3 million in the second quarter and first half of 1997, respectively, and $80.6 million and $173.5 during comparable periods of 1996. The increase reflects increased cargo handling revenues in Asia and North America associated with greater use of the company's terminals by third parties.

Alliances

     The alliance agreements between the company, OOCL, MOL, NLL and MISC, collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996.

     NLL merged with the container line operations of P&O on December 31, 1996 to form P&O-NL. P&O-NL has advised the Global Alliance that NLL will be withdrawing from the Global Alliance. The future alliance participation of the company and NOL following consummation of the proposed merger of the company and NOL discussed in Note 8, has not yet been determined. The company cannot predict, if the proposed merger is consummated, when the alliance participation of the company and NOL will be determined or the resulting impact on the operations of the company. However, while no assurances can be given, the company believes that it will be able to reach acceptable agreements for future alliance participation.

     On July 16, 1997, the company and the remaining members of the Global Alliance entered into a letter of intent with Hyundai to enter into a multi-year agreement to share vessel space and coordinate vessel sailings in the trans-Pacific and Asia-Europe trades. The parties expect to complete detailed agreements and vessel deployments and obtain necessary government approvals by the end of 1997, and to initiate new services during the first quarter of 1998. The five carriers expect to begin exchanging vessel space in the trans-Pacific and Asia-Europe trades on a limited basis during the third quarter of 1997. There can be no assurances whether or when the detailed agreements will be completed or government approvals will be obtained.

     On June 5, 1997, the company and TMM entered into a joint operating company agreement pursuant to which the companies will offer trans-Pacific services in the Asia-Mexico trade. As part of the agreements, the company is managing the operations of six time chartered vessels and will guarantee the charter hire of five vessels, two of which it currently guarantees. The amount of the additional three vessel charter hire payments which are guaranteed through the expiration of the charters in 1999 are estimated to be $48.6 million. Initial operations under the agreement began in July 1997. Agreements necessary to implement the transaction are being finalized.

Maritime Regulation and Subsidy

     Under the company's ODS agreement with MarAd, which expires December 31, 1997, payments to the company were approximately $6.9 million and $14.7 million in the second quarter and first half of 1997, respectively, and $11.8 million and $25.4 million during comparable periods of 1996. The company expects ODS payments in 1997 to be substantially lower than in 1996 as a result of a reduction in the number of U.S. flag vessels operated by the company. During 1996, the company sold five U.S. flag vessels to Matson and returned five chartered U.S. flag vessels, four of which had been chartered from Lykes.

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

     In January 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act. Certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. The operating agreements are one-year contracts, which will be automatically renewed each year through September 30, 2005 subject to available funding. No assurances can be given that the funds will continue to be appropriated. If annual funding is not appropriated by the U.S. Congress, the operating agreements may be terminated on 60 days' notice by MarAd. The agreements may also be terminated by the participating carrier on 60 days' notice at any time, provided that the carrier continues to participate in the Emergency Preparedness Program and the vessels continue under U.S. flag registry through the end of the then-current fiscal year.

     On June 25, 1997, the company submitted a notice to MarAd detailing plans to transfer its ODS agreement and its nine MSP Operating Agreements to American Ship Management, LLC, a newly formed, U.S.-owned and operated company that will be independent of the company and NOL. The filing requests that MarAd allow the transfer to become effective immediately prior to consummation of the planned merger between the company and NOL. MarAd has advised the company that it considers that the 90-day period for its review of the transfer of the MSP agreements will expire October 16, 1997. No equivalent statutory time period for approval of a request to transfer an ODS agreement is specified, but such MarAd action is subject to review by the U.S. Secretary of Transportation and does not become final until the expiration of 20 days (25 days if an appeal is filed), and the U.S. Secretary of Transportation can further postpone the effective date of the action. There is no defined statutory period within which MarAd is required to act with respect to the other maritime approvals which are to be sought in connection with the Proposed Merger. The company is unable to predict when or whether MarAd will grant its approval. The company and NOL intend to resubmit a voluntary notice to the Staff Chairman of the Committee on

Foreign Investment in the United States ("CFIUS") pursuant to the Exon-Florio laws. There is a 30-day period for such review, which can be extended by CFIUS. The company is also unable to give any assurances as to whether clearance will be granted by CFIUS.

     Due to the enactment of MSP, the company's collective bargaining agreement covering its unlicensed personnel expired and was renegotiated, and a new agreement was reached in
December 1996. The new contract expires in June 1999. The company has also been engaged in negotiations with the three unions representing its licensed personnel regarding continuation of their agreements and, during July 1997, the company reached agreements with these unions, extending their contracts to June 2005. The contracts are subject to ratification by votes of the unions' members. The company is unable to give assurances as to whether such contracts will be ratified, and if they are not ratified, labor disturbances could result which could have a material adverse impact on the company.

     In 1997, legislation was introduced in the U.S Senate that would substantially modify the Shipping Act of 1984 (the "Shipping Act"). The Shipping Act, among other things, provides the company with certain immunity from antitrust laws and requires the company and other carriers in U.S. foreign commerce to file tariffs publicly. The legislation would amend the Shipping Act to mandate the right of independent contracts between shippers and ocean carriers, allow contract terms to be treated confidentially except for specific terms, and strengthen remedies to combat predatory activities by foreign carriers. Limited continuing oversight by a successor agency to the Federal Maritime Commission would continue under this legislation, with no change to the companyOs existing antitrust immunity. The company is unable to predict whether this or other proposed legislation will be introduced or enacted. Enactment of legislation modifying the Shipping Act, depending upon its terms, could have a material impact on the competitive environment in which the company operates and on the company's results of operations. The company is unable to predict the nature or extent of the impact of this legislation, if enacted.


EXPENSES                  Second Quarter        Year to Date

(In millions)             1997   1996 Change     1997     1996 Change
_____________________________________________________________________
 Transportation
  Land                  $204.6 $211.2  (3%)  $  428.5 $  463.3   (8%)
  Ocean                   96.9   91.5   6%      216.2    212.9    2%
  Equipment               60.7   57.5   6%      130.7    125.8    4%
 Cargo Handling          159.9  151.9   5%      339.6    313.9    8%
 Sales, General &
  Administrative          90.0   93.4  (4%)     187.8    199.9   (6%)
 Other (Income) Expense   (4.1)  (6.9) (41%)     (7.1)    (8.5) (17%)
_____________________________________________________________________
 Total                  $608.0 $598.6    2%  $1,295.7 $1,307.3   (1%)
_____________________________________________________________________
 Operating Ratio (1)      98%    94%            100%      96%
_____________________________________________________________________
_____________________________________________________________________
(1)Other (Income)/Expense is excluded from this calculation.

Land Transportation

     Land transportation expenses decreased in the second quarter and first half of 1997 from the second quarter and first half of 1996, primarily due to decreases in domestic automotive and freight brokerage volumes as a result of the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996.

Ocean Transportation

     Ocean transportation expenses increased in the second quarter and first half of 1997 compared with the second quarter and first half of 1996 as a result of increased purchases of vessel space from alliance partners in the Asia-Latin America service, additional feeder costs in Asia due to slot purchase arrangements and additional vessel charters, and lower subsidy payments resulting from operating fewer vessels in 1997.
Partially offsetting these increases were reductions in costs resulting from fewer vessels operating in the 1997 periods due to the sale of five U.S. flag vessels to Matson in 1996 and the return of five chartered U.S. flag vessels, four of which had been chartered from and returned to Lykes, during 1996.

Transportation Equipment

     Transportation equipment costs increased in the second quarter and first half of 1997 compared with the second quarter and first half of 1996 due to increased container lease and maintenance costs.

Cargo Handling

     Cargo handling expenses increased in the second quarter and first half of 1997 compared with the same periods in 1996, as result of higher cargo volumes from both the company and its alliances, primarily in intra-Asia and Latin America markets, and from higher labor rates. These increases were partially offset by the strengthening value of the U.S. dollar against the Japanese yen in the second quarter and first half of 1997 compared with the same periods in 1996.

Sales, General and Administrative

     Sales, general and administrative expenses decreased in the second quarter and first half of 1997 compared with the second quarter and first half of 1996, as the company realized salary and benefit savings from its 1995 restructuring which resulted in the elimination of certain positions in the U.S. and Asia during 1996. Other factors were lower accruals for certain employee benefit costs due to workforce reductions, and favorable insurance claims experience.

Other Income and Expense

     In the second quarter of 1997, the company recognized a gain of $5.3 million from the sale of chassis, recorded a gain of $1.5 million from the favorable settlement of claims related to the 1995 Kobe earthquake and incurred $2.7 million in costs related to the proposed merger with NOL. In addition, in the first quarter of 1997, the company recorded $3.0 million from the favorable settlement of claims related to the 1994 collision of a vessel. In the second quarter and first quarter of 1996, the company recognized gains of $6.9 million from the sale of the companyOs rights to service certain domestic intermodal customers and $1.6 million from the sale of a vessel to Matson, respectively.

Net Interest Expense

     Net interest expense decreased from $8.6 million and $19.6 million in the second quarter and first half of 1996, respectively, to $7.6 million and $16.5 million in the second quarter and first half of 1997, respectively. The decrease was primarily due to the repayment of the remaining balance of the C10-class Series I Vessel Mortgage Bonds in the first quarter of 1997, reductions in the balance of the C11-class Vessel Mortgage Notes and higher interest capitalized under terminal construction contracts compared with the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Financial Resources
(In millions)                        June 27      December 27
As of:                                  1997             1996
_________________________________________________________________
 Cash, Cash Equivalents and
  Short-term Investments             $ 254.4          $  283.0
 Working Capital                       221.4             225.9
 Total Assets                        1,832.9           1,880.2
 Long-Term Debt and Capital
  Lease Obligations (1)                685.4             706.2
_________________________________________________________________

                                     June 27          June 28
For the 26 weeks ending:                1997             1996
_________________________________________________________________
 Cash Provided by Operations         $  22.2          $   62.0
_________________________________________________________________
Investing Activities
 Proceeds from Sales of
 Property and Equipment              $  35.7          $  160.5
 Proceeds from Sale of
 Distribution Services                                     2.0
 Capital Expenditures
 Ships                               $   1.2          $   67.6
 Containers, Chassis and Rail Cars      11.1               7.3
 Leasehold Improvements and Other       53.6              14.7
_________________________________________________________________
  Total Net Capital Expenditures     $  65.9          $   89.6
_________________________________________________________________
Financing Activities
  Borrowings                                          $   62.2
  Repayment of Debt and
   Capital Leases                    $ (20.9)            (31.5)
  Dividend Payments                     (4.9)             (5.1)
_________________________________________________________________
_________________________________________________________________
(1)Includes current and long-term portions.

Cash Flows

     In connection with the new terminal in Los Angeles and terminal improvements in Kaohsiung, Taiwan, the company entered into agreements to purchase new cranes and, in April 1997, reached an agreement with a group of banks pursuant to which the company assigned its rights to the cranes to the banks, and the banks leased the cranes to the company, subject to certain terms and conditions on a year-to-year basis. Under the agreement, the company makes all payments to the crane manufacturer and is subsequently reimbursed by the banks. The payments and receipts have been included in the Consolidated Statement of Cash Flows as Capital Expenditures and Proceeds from the Sales of Property and Equipment, respectively. In addition, the banks intend to acquire ownership of certain cranes at the company's Oakland terminal and will lease the cranes to the company. The aggregate cost of all cranes involved in the transaction is approximately $102.9 million. Under the terms of its agreement, the company has annual options to either renew the lease, purchase the cranes or arrange for the sale of the cranes to a third party. As part of the sale option, the company has guaranteed the lessors a minimum estimated value of $74.3 million which will decline over time.

     In the first quarter of 1996, the company sold Matson five
U.S. flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately
$158 million in cash.

Capital Spending

     Capital expenditures of $65.9 million in the first half of 1997 were primarily for purchases of chassis, containers, and terminal and leasehold improvements. Capital expenditures in 1997, including expenditures for the Los Angeles and Kaohsiung cranes, are expected to be approximately $144 million; non-crane expenditures will be primarily for terminal and leasehold improvements, transportation equipment and systems. The company has outstanding purchase commitments to acquire facilities, equipment and services totaling $15.1 million. In addition to vessel expenditures of $67.6 million, the company made capital expenditures in the first half of 1996 of $22.0 million primarily for purchases of chassis, containers, and terminal and leasehold improvements.

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

Share Repurchases

     In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open-market or privately negotiated transactions. In the third and fourth quarters of 1996, the company paid $29 million to repurchase approximately 1.3 million shares of its common stock under this program. No shares were repurchased during the first half of 1997.

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

CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS

     Statements prefaced with "expects", "anticipates", "estimates", "believes" and similar words, including statements concerning anticipated rate and volume trends, alliance participation, regulatory approvals and capital spending, are forward-looking statements based on the company's current expectations as to prospective events, circumstances and conditions over which it may have little or no control and as to which it can give no assurances. All forward-looking statements, by their nature, involve risks and uncertainties, including those discussed above and below, that could cause actual results to differ materially from those projected.

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

     Other risks and uncertainties include: growth trends in other markets served by the company, the company's ability to respond to those trends, changes in the cost of fuel, the status of labor relations, the amplitude of recurring seasonal business fluctuations, and the continuation and effectiveness of the Trans-Pacific Stabilization Agreement and the various shipping conferences to which the company belongs. If the recently reached labor agreements are not ratified, labor difficulties which could have a material adverse affect on the company's operating results could occur. The company has experienced such difficulties at times in the past and can provide no assurance that they will not occur in the future.

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

     The company's Proposed Merger with NOL may have significant effects on the company's future operations, although the nature and extent of such effects cannot currently be determined. The Proposed Merger is also subject to the approval of the stockholders of the company and to regulatory approvals, including the approval of MarAd, and no assurances can be given as to whether such approvals will be obtained. If the Proposed Merger is not consummated the company would again consider alternatives to increase shareholder value, which alternatives may include continued operations as an independent company with increased focus on its terminal, intermodal and logistics operations and possible corporate restructurings to take advantage of more competitive tax structures, the sale of certain lines of business or assets of the company, a spin-off of one or more of the business divisions of the company and a leveraged recapitalization of the capital stock of the company (or a combination of the foregoing), as well as a sale or merger of the company.

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

     Among these actions are approximately 3,670 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court issued an order to reinstate 29 cases against vessel owners and to dismiss the vessel owners' third party claims and cross-claims against manufacturers of asbestos products. On June 25, 1997, the Court issued a clarifying order permitting vessel owners to add third party claims against specific manufacturers. In discussion with shipowners' counsel, the Court expanded its intention to allow the reinstatement of cross-claims and third party claims already asserted. Written confirmation is expected. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

     The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims and resolutions of claims against bankrupt shipping companies at higher than expected amounts could result in additional contributions to those associations by the company and other association members.

     In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. On June 3, 1996, the FMC administrative law judge ordered that the complaint be dismissed on the merits. The complainants filed its appeal with the FMC on July 25, 1996, and American President Lines, Ltd. filed its reply on September 16, 1996. A decision by the FMC is expected in 1997.

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

Item 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-Q:

Exhibit
 No.               Description of Document
_______            _______________________

27   Financial  Data  Schedules  filed  under  Article   5   of
     Regulation S-X for the second quarter ended June 27, 1997.

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

     On June 25, 1997, The company filed a Form 8-K relating to the company's Press Release dated June 25, 1997, which announced that American President Lines, Ltd. ("APL"), a wholly owned subsidiary of the company, has submitted a notice to MarAd detailing plans to transfer its nine MSP Operating Agreements and its ODS Agreement to American Ship Management, LLC, a newly formed, U.S.-owned and operated company that will be independent of APL and NOL. The filing requests that MarAd allow the transfer to become effective immediately prior to the consummation of the planned merger between the company and NOL.

                  APL Limited and Subsidiaries





                           SIGNATURES



      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    APL LIMITED




Dated:  August  1,  1997            By  /s/  William J. Stuebgen
________________________                ________________________
                                             William J. Stuebgen
                                               Vice President,
                                               Controller and
                                         Chief Accounting Officer