Form 10-Q
period 1997-09-19
APL LTD
filed 1997-10-24
CIK 725457

_________________________________________________________________
_________________________________________________________________



               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

(x)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 19, 1997
                               OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________________   to
     _________________



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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                Outstanding at October 17, 1997
____________________________   _______________________________

Common Stock, $.01 par value                   24,888,866


_________________________________________________________________
_________________________________________________________________

                           APL LIMITED

                              INDEX



       PART I.   FINANCIAL INFORMATION                    Page
                 _____________________

Item 1. Consolidated Financial Statements

       Statement of Income                                   3
       Balance Sheet                                         4
       Statement of Cash Flows                               5
       Notes to Consolidated Financial Statements         6-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 12-22


       Part II.  OTHER INFORMATION
                 _________________

Item  1. Legal Proceedings                                  23

Item  4. Submission of Matters to a Vote of
          Security Holders                                  24

Item 6. Exhibits and Reports on Form  8-K                   24

       SIGNATURES                                           25

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
______________________________________________________________________
(In thousands, except          Quarter Ended            38 Weeks Ended
per share amounts) September 19 September 20 September 19 September 20
                           1997      1996            1997         1996
______________________________________________________________________
Revenues               $653,232  $646,123      $1,958,753   $2,013,515
______________________________________________________________________
Expenses                629,352   597,305       1,925,007    1,904,573
______________________________________________________________________
Operating Income         23,880    48,818          33,746      108,942

Interest Income           6,361     6,468          18,724       19,466
Interest Expense        (13,523)  (14,483)        (42,431)     (47,043)
______________________________________________________________________
Income Before Taxes      16,718    40,803          10,039       81,365
Federal, State and
  Foreign Tax Expense     5,270    12,659           1,012       28,478
______________________________________________________________________
Net Income             $ 11,448  $ 28,144        $  9,027     $ 52,887
______________________________________________________________________
______________________________________________________________________

Earnings Per Common Share
______________________________________________________________________
  Primary                $0.44      $1.07          $0.35       $2.01
  Fully Diluted          $0.44      $1.07          $0.35       $2.01
______________________________________________________________________

Dividends Per
 Common Share            $0.10      $0.10          $0.30       $0.30
______________________________________________________________________
______________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED BALANCE SHEET (Unaudited)
_________________________________________________________________
(In thousands, except share amounts)   September 19 December 27
                                               1997        1996
_________________________________________________________________
ASSETS
Current Assets
Cash and Cash Equivalents                 $ 299,539    $102,370
Short-Term Investments                       57,472     180,628
Trade and Other Receivables, Net            229,318     242,460
Fuel and Operating Supplies                  31,614      29,220
Prepaid Expenses and Other Current Assets    70,296      61,804
_________________________________________________________________
Total Current Assets                        688,239     616,482
_________________________________________________________________
Property and Equipment
Ships                                       905,759     903,227
Containers, Chassis and Rail Cars           760,874     764,294
Leasehold Improvements and Other            240,832     252,466
Construction in Progress                      5,075      29,078
_________________________________________________________________
                                          1,912,540   1,949,065
Accumulated Depreciation and Amortization  (841,997)   (825,846)
_________________________________________________________________
Property and Equipment, Net               1,070,543   1,123,219
_________________________________________________________________
INVESTMENTS AND OTHER ASSETS                142,781     140,477
_________________________________________________________________

Total Assets                              $1,901,563   $1,880,178
_________________________________________________________________
_________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current Portion of Long-Term Debt
  and Capital Leases                      $     359    $  9,866
Accounts Payable and Accrued Liabilities    420,189     380,690
_________________________________________________________________
Total Current Liabilities                   420,548     390,556
_________________________________________________________________
Deferred Income Taxes                       174,852     173,867
_________________________________________________________________
Other Liabilities                           116,144     116,569
_________________________________________________________________
Long-Term Debt                              680,669     695,546
Capital Lease Obligations                       532         801
_________________________________________________________________
Total Long-Term Debt and
 Capital Lease Obligations                  681,201     696,347
_________________________________________________________________
Commitments and Contingencies
_________________________________________________________________
Stockholders' Equity
Common Stock $.01 Par Value, Stated at $1.00
  Authorized-60,000,000 Shares
  Shares Issued and Outstanding-
  24,879,000 in 1997 and 24,564,000 in 1996  24,879      24,564
Additional Paid-In Capital                    4,682         632
Retained Earnings                           479,257     477,643
_________________________________________________________________
Total Stockholders' Equity                  508,818     502,839
_________________________________________________________________

Total Liabilities and
 Stockholders' Equity                    $1,901,563  $1,880,178
_________________________________________________________________
_________________________________________________________________

See notes to consolidated financial statements.

APL Limited and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
_________________________________________________________________
(In thousands)                                    38 Weeks Ended
                                       September 19 September 20
                                               1997         1996
_________________________________________________________________
Cash Flows from Operating Activities
Net Income                                 $  9,027      $52,887
Adjustments to Reconcile Net Income to Net Cash
 Provided by (Used in)Operating Activities:
  Depreciation and Amortization              77,813       83,466
  Deferred Income Taxes                         985       12,094
  Change in Receivables                      13,142        3,006
  Change in Fuel and Operating Supplies      (2,394)       9,884
  Change in Prepaid Expenses and Other
   Current Assets                            (8,492)       5,642
  Gain on Sale of Property and Equipment     (6,286)      (2,364)
  Gain on Sale of Leased Barges             (16,152)
  Gain on Sale of Distribution Services                   (6,900)
  Change in Accounts Payable and Accrued
   Liabilities                               39,499        2,234
  Gain on Curtailment of Pension and
   Postretirement Benefits                               (12,934)
  Other                                     (11,672)     (31,561)
_________________________________________________________________
   Net Cash Provided by Operating Activities 95,470      115,454
_________________________________________________________________
Cash Flows from Investing Activities
Capital Expenditures                       (107,832)    (102,776)
Proceeds from Sales of Property and
 Equipment                                   89,193      161,728
Proceeds from Sale of Leased Barges          41,463
Proceeds from Sale of Distribution Services                2,000
Purchase of Short-Term Investments         (113,934)    (407,725)
Proceeds from Sales of Short-Term
 Investments                                237,090      288,943
Transfer from Capital Construction Fund       2,688
Other                                       (18,995)      (1,546)
_________________________________________________________________
   Net Cash Provided by (Used in)
     Investing Activities                   129,673      (59,376)
_________________________________________________________________
Cash Flows from Financing Activities
Repurchase of Common Stock                               (14,755)
Issuance of Debt                                          62,215
Repayments of Debt                          (24,563)     (31,342)
Repayments of Capital Lease Obligations        (246)     (11,604)
Dividends Paid                               (7,410)      (7,713)
Debt Issue Costs                                          (1,624)
Other                                         4,362        2,265
_________________________________________________________________
   Net Cash Used in Financing Activities    (27,857)      (2,558)
_________________________________________________________________
Effect of Exchange Rate Changes on Cash        (117)         551
_________________________________________________________________
   Net Increase in Cash and Cash
    Equivalents                             197,169       54,071
_________________________________________________________________
Cash and Cash Equivalents at Beginning
 of Period                                  102,370       76,564
_________________________________________________________________
Cash and Cash Equivalents at End of Period $299,539     $130,635
_________________________________________________________________
_________________________________________________________________

SUPPLEMENTAL DATA:
_________________________________________________________________
Cash Paid (Received) for:
Interest, Net of Capitalized Interest      $ 42,306      $45,073
Income Taxes, Net of Refunds               $ (2,360)     $17,671
_________________________________________________________________
Noncash Investing Activities:
Notes Receivable from the Sale of
  Distribution Services                                  $ 6,000
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

Capitalized Interest

     Interest costs relating to cash paid for construction of port facilities were capitalized in 1997 and 1996. These costs totaled $0.2 million and $1.4 million for the third quarter and the three quarters ended September 19, 1997, respectively, and $0.2 million and $0.5 million for the third quarter and the three quarters ended September 20, 1996, respectively.

Income Taxes

     The provision for income taxes has been calculated using the effective tax rate estimated for the respective years. The company's estimated income tax rate for the first three quarters of 1997 was 30%. During the first quarter of 1997, the company also recorded a tax benefit of $2.0 million relating to a prior year state income tax settlement. The effective income tax rate for the first three quarters of 1996 was 35%. The full year effective tax rate for 1996 was 33%, which was reduced during 1996 to reflect the availability of additional tax credits and deductions.


Note 2.   Operating-Differential Subsidy Agreement

     The company and the United States Maritime Administration ("MarAd") are parties to an Operating-Differential Subsidy ("ODS") agreement expiring December 31, 1997, which provides for payment by the U.S. government to partially compensate the company for the relatively greater labor expense of vessel operation under United States registry. The ODS amounts were $6.7 million and $10.7 million for the quarters ended September 19, 1997 and September 20, 1996, respectively, and $21.4
million          and         $36.1         million          for

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 2.   Operating-Differential Subsidy Agreement (continued)

the three quarters ended September 19, 1997 and September 20, 1996, respectively, and have been included as a reduction of Expenses on the accompanying Consolidated Statement of Income. MarAd has determined that the ODS agreement will terminate immediately prior to the company's proposed merger with Neptune Orient Lines Limited ("NOL") discussed in Note 8.


Note 3.Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities at September 19, 1997 and December 27, 1996, were as follows:
_________________________________________________________________
(In thousands)                         September 19 December 27
                                               1997        1996
_________________________________________________________________
Accounts Payable                           $ 74,354     $52,316
Accrued Liabilities                         271,127     250,523
Current Portion of Insurance Claims          13,405      15,326
Unearned Revenue                             59,582      50,566
Restructuring Charge                          1,721      11,959
_________________________________________________________________
Total Accounts Payable and
 Accrued Liabilities                       $420,189    $380,690
_________________________________________________________________
_________________________________________________________________


Note 4.   Long-Term Debt

     Long-Term Debt at September 19, 1997 and December 27, 1996 consisted of the following:
_________________________________________________________________
(In thousands)                         September 19 December 27
                                               1997        1996
_________________________________________________________________
Vessel Mortgage Notes Due
 Through 2008 (1)                          $365,994    $380,880
8% Senior Debentures $150 million Face
 Amount Due on January 15, 2024 (2)         147,219     147,198
7 1/8% Senior Notes $150 million Face
 Amount Due on November 15, 2003 (2)        148,534     148,399
Series I 8% Vessel Mortgage Bonds
  Due Through 1997(3)                                     9,530
8% Refunding Revenue Bonds Due
 on November 1, 2009                         12,000      12,000
Other                                         6,922       7,069
_________________________________________________________________
Total Debt                                  680,669     705,076
Current Portion                                          (9,530)
_________________________________________________________________
Total Long-Term Debt                       $680,669    $695,546
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

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 4.   Long-Term Debt (continued)

   The company entered into interest rate swap agreements on four of the vessel mortgage notes, with a notional amount of $251.5 million at September 19, 1997, to exchange the variable interest rate obligations on such notes for fixed rate obligations for initial periods ranging between 7 and 12 years. The current variable interest rates for all of the vessel mortgage notes range between 6.735% and 7.02%. As a result of the swaps, the effective interest rates range between 6.625% and 7.531% for the first five years after inception, and 6.625% and 7.656% for the remaining terms of the swaps. Net payments or receipts under the agreements are included in interest expense.

(2)The company issued 7 1/8% Senior Notes and 8% Senior Debentures in November 1993 and January 1994, respectively. Interest payments are due semiannually. The Senior Notes had an effective interest rate of 7.325%, and an unamortized discount of $1.5 million at September 19, 1997. The Senior Debentures had an effective interest rate of 8.172%, and an unamortized discount of $2.8 million at September 19, 1997.

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

     Consummation of the proposed merger with NOL may result in the termination of the company's credit agreement and its option under that agreement to sell accounts receivable.


Note 5.   Leases

     In connection with its new terminal in Los Angeles, the company entered into an agreement to purchase new cranes and, in April 1997, reached an agreement with a group of banks pursuant to which the company assigned its rights to the cranes to the banks, and the banks leased the cranes to the company, subject to certain terms and conditions on a year-to-year basis. Under the agreement, the company made all payments to the crane manufacturer and was subsequently reimbursed by the banks. The payments and receipts have been included in the Consolidated Statement of Cash Flows as Capital Expenditures and Proceeds from the Sales of Property and Equipment, respectively. The cost of the cranes included in the lease transaction is approximately $81.5 million. Under the terms of its agreement, the company has annual options to either renew the lease, purchase the cranes or arrange for the sale of the cranes to a third party. As part of the sale option, the company has guaranteed the lessors a minimum estimated value of $58.9 million at September 19, 1997 which will decline over time.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 6.   Stockholders' Equity

Earnings Per Common Share

     For the periods presented, earnings per common share on a primary and fully diluted basis were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding. The number of shares used in these computations was as follows:

____________________________________________________________________
Weighted Average Number of Common and Common Equivalent Shares
____________________________________________________________________
(In millions)                Quarter Ended            38 Weeks Ended
                 September 19 September 20 September 19 September 20
                         1997         1996         1997         1996
____________________________________________________________________
Primary                  26.1         26.3         25.6         26.3
Fully Diluted            26.1         26.3         26.0         26.3
____________________________________________________________________
____________________________________________________________________

     Weighted average shares for the third quarter and first three quarters of 1997 reflect the repurchase of 1.3 million shares of the companyOs common stock in the third and fourth quarters of 1996. In addition, weighted average shares for the third quarter and first three quarters of 1996 reflect the repurchase of 0.6 million shares of the companyOs common stock in the third quarter of 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997 (early application is not permitted). Under this new standard, primary earnings per share and fully diluted earnings per share have been replaced by basic earnings per share and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options outstanding. For the third quarter and first three quarters of 1997 and 1996, basic and diluted earnings per share would have been as follows:

___________________________________________________________________
                            Quarter Ended            38 Weeks Ended
                September 19 September 20 September 19 September 20
                        1997         1996         1997         1996
___________________________________________________________________
Basic                  $0.46        $1.10        $0.37        $2.06
Diluted                $0.44        $1.07        $0.35        $2.01
___________________________________________________________________
___________________________________________________________________


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

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.   Commitments and Contingencies (continued)

Commitments (continued)

Alliances (continued)

     NLL merged with the container line operations of The Peninsular and Oriental Steam Navigation Company ("P&O") on December 31, 1996 to form P&O Nedlloyd Container Line Limited ("P&O-NL"). P&O-NL has advised the Global Alliance that NLL will be withdrawing from the Global Alliance. The future alliance participation of the company following consummation of the proposed merger of the company and NOL, discussed in Note 8, has not yet been determined. The company cannot predict, if the proposed merger is consummated, when the alliance participation of the company and NOL will be determined or the resulting impact on the operations of the company. However, while no assurances can be given, the company believes that it will be able to reach acceptable agreements for future alliance participation.

     In July 1997, the company and the remaining members of the Global Alliance entered into a letter of intent with Hyundai Merchant Marine Co. Ltd. ("Hyundai") to enter into a multi-year agreement to share vessel space and coordinate vessel sailings in the trans-Pacific and Asia-Europe trades. The parties expect to complete detailed agreements and vessel deployments and obtain necessary government approvals by the end of 1997, and to initiate new services during the first quarter of 1998. The five carriers began exchanging vessel space in the trans-Pacific and Asia-Europe trades on a limited basis late in the third quarter of 1997. There can be no assurances whether or when the detailed agreements will be completed or government approvals will be obtained.

     In June 1997, the company and Transportacion Maritima Mexicana ("TMM") entered into a joint operating company agreement pursuant to which the companies began offering trans-Pacific services in July 1997 in the Asia-Mexico trade. As part of the agreement, the company is managing the operations of six time chartered vessels and is guarantying the charter hire of five vessels, two of which it had previously agreed to guarantee. The charter hire payments for the additional three vessels guaranteed through the expiration of the charters in 1999 are estimated to be $43.9 million. Agreements necessary to implement the transaction are being finalized.

Facilities, Equipment and Services

     The company had outstanding purchase commitments to acquire facilities, equipment and services totaling $24.2 million at September 19, 1997. In addition, the company has commitments to purchase terminal services for its major Asian operations. These commitments range from one to ten years, and the amounts of the commitments under these contracts are based upon actual services performed. At September 19, 1997, the company had outstanding letters of credit and other agreements totaling $77.0 million, which guarantee the company's performance under certain of its commitments.

Employment Agreements

     The company has entered into employment agreements with certain of its officers. The agreements provide for certain payments to each officer upon termination of employment, other than as a result of death, disability in most cases, or justified cause, as defined. The aggregate estimated commitment under these agreements was $16.6 million at September 19, 1997. Certain of these employment agreements contain provisions requiring additional payments, including excise taxes and supplemental pension benefits, if applicable.

APL Limited and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 7.   Commitments and Contingencies (continued)

Contingencies

     In October 1995, Lykes Bros. Steamship Co., Inc. ("Lykes") filed a petition seeking protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws. The company chartered vessels from Lykes, and Lykes chartered vessels from the company. In July 1996, the Bankruptcy Court approved a settlement agreement between the company and Lykes, establishing terms for the payment of the company's claims against Lykes for unpaid charter hire. The settlement allowed Lykes the use of three of the company's vessels until December 31, 1997 and required Lykes to obtain the release of liens it permitted to be established against those vessels.

     In April 1997, Lykes' Plan of Reorganization was confirmed, and on July 29, 1997, Lykes and Canadian Pacific, Ltd. ("CP") finalized its agreement for CP's acquisition of Lykes' U.S. container shipping services. In addition, the company and CP reached an agreement which allows the company to realize most of the remaining benefits due under its settlement with Lykes and vessels chartered by Lykes from the company were returned to the company. Appeals of certain Bankruptcy Court orders underlying the company's agreement with Lykes have been dismissed. As a result of the settlement and CP acquisition, LykesO bankruptcy is not expected to have a material adverse impact on the company's consolidated financial position or results of operations.

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


Note 8.   Proposed Merger with Neptune Orient Lines Limited

      On April 13, 1997, the company entered into a merger agreement with NOL, a Singapore corporation, and Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of NOL ("Sub"), pursuant to which Sub will merge with and into the company (the "Proposed Merger"). As a result of the Proposed Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors and by the holders of a majority of the outstanding shares of the company's Common Stock, is subject to certain other conditions, including approval by MarAd of the transfer of the company's Maritime Security Program ("MSP") operating agreements. On October 16, 1997, MarAd approved the transfer to be made immediately prior to the Proposed Merger, subject to the review of the Secretary of Transportation. The company expects to consummate the Proposed Merger in mid-November 1997, following completion of such review.

APL Limited and Subsidiaries

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter and 38 weeks ended September 19, 1997 should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the company's Annual Report on Form 10-K for the year ended December 27, 1996.

Proposed Merger with Neptune Orient Lines Limited

     On April 13, 1997, the company entered into a merger agreement with NOL, and Neptune U.S.A., Inc. ("Sub"), pursuant to which Sub will merge with and into the company. As a result of the Proposed Merger, the outstanding shares of the company's stock will be converted into the right to receive $33.50 per share in cash and the company will become a wholly-owned subsidiary of NOL. The Proposed Merger, which has been approved by each company's Board of Directors and by the holders of a majority of the outstanding shares of the company's Common Stock, is subject to certain other conditions, including approval by MarAd of the transfer of the company's MSP operating agreements. On October 16, 1997, MarAd approved the transfer to be made immediately prior to the Proposed Merger, subject to the review of the Secretary of Transportation. The company expects to consummate the Proposed Merger in mid-November 1997, following the completion of such review.

RESULTS OF OPERATIONS

Summary Results            Third Quarter        Year to Date

(In millions)            1997   1996 Change    1997     1996 Change
___________________________________________________________________
Revenues
Container
 Transportation       $563.7 $ 556.0   1%  $1,692.9  $1,749.9  (3%)
Logistics Services
 and Other              89.5    90.2  (1%)    265.8     263.7   1%
___________________________________________________________________
Operating Income      $ 23.9 $  48.9 (51%) $   33.7  $  109.0 (69%)
___________________________________________________________________
Pretax Income         $ 16.7 $  40.9 (59%) $   10.0  $   81.4 (88%)
___________________________________________________________________
___________________________________________________________________

Overview

     Operating income for the third quarter and first three quarters of 1997 was $23.9 million and $33.7 million, respectively, compared with operating income for the third quarter and first three quarters of 1996 of $48.9 million and $109.0 million, respectively. Included in operating income for the third quarter of 1997 was a gain of $16.2 million from the sale of lease receivables related to five barges, an additional gain of $2.0 million from the favorable settlement of claims related to the 1994 collision of a vessel and costs of $2.7 million  related to the proposed merger with NOL.  In  addition to the items above, operating income for the first three quarters of 1997 also included a gain of $5.3 million from the sale of chassis, a gain of $3.0 million from the favorable settlement of claims related to the 1994 collision of a vessel, a gain of $1.5 million from the favorable settlement of claims related to the 1995 Kobe earthquake and costs of $2.7 million related to the proposed merger with NOL. Included in operating income for the third quarter of 1996 was a gain of $12.9 million resulting from the curtailment of obligations for pension and postretirement benefits due to workforce reductions. Also included in operating income for the first three quarters of 1996 was a second quarter gain of $6.9 million on the sale of the company's domestic distribution services segment of its freight brokerage business, and a $1.6 million gain from the sale of a vessel which occurred in the first quarter.

     In the third quarter of 1997 compared with the third quarter of 1996, the company's earnings decreased as a result of reduced container transportation revenues per unit due to significant rate pressure and increased expenses, primarily ocean transportation. The reduced revenues per unit and the increased expenses were partially offset by increased container transportation revenues reflecting increased volumes in most of the company's markets. The company's earnings also decreased in the first three quarters of 1997 compared with the same period in 1996, as a result of reduced container transportation revenues per unit in most of the company's markets. In addition, the decrease in revenues in the first three quarters of 1997 was compounded by an increase in expenses as compared with the first three quarters of 1996.


CONTAINER VOLUMES           Third Quarter       Year to Date

  BY MAJOR MARKET (1)     1997  1996 Change   1997  1996 Change
_________________________________________________________________
Asia to North America     54.2  52.9   3%    141.1 133.6   6%
North America to Asia     27.9  26.5   6%     89.4  92.5  (3%)
Intra-Asia                46.7  36.6  28%    142.6 112.3  27%
Asia-Europe               11.1  10.1  10%     32.1  28.8  12%
Latin America              7.5   4.5  66%     20.4  11.1  84%
Refrigerated              10.2  11.5 (11%)    35.6  36.8  (3%)
Stacktrain               106.4  94.0  13%    336.5 287.5  17%
Automotive                15.4  16.6  (7%)    49.7  65.8 (24%)
_________________________________________________________________
_________________________________________________________________
(1)Volumes are stated in thousands of forty-foot equivalent units ("FEUs"), except Stacktrain and Automotive, which are stated in thousands of shipments. Volumes data are based upon shipments originating during the period, which differs from the percentage-of-completion method used for financial reporting purposes.

Asia to North America

     The company's volumes increased in the third quarter of 1997 compared with the comparable 1996 period due primarily to strong export activities in North and South China and Korea. Volume increases in the first three quarters of 1997 compared with the first three quarters of 1996 were due primarily to strong export activities in North and South China, India and Singapore. Lower manufacturing costs in China have shifted customer production facilities to that region, thereby increasing volumes from that area.

North America to Asia

     The company's volumes increased in this market in the third quarter of 1997 compared with the third quarter of 1996 due primarily to increased shipments to North and South China, Hong Kong and Japan due to increased demand in those markets during the quarter. Volumes declined in this market in the first three quarters of 1997 compared with the first three quarters of 1996 due primarily to decreased shipments to North China, Hong Kong and Indonesia. The decreased volumes for the first three quarters of 1997 are the result of reduced demand in this market compared to the comparable 1996 period. In addition, the sale by the company of five vessels and its Guam business to Matson Navigation Company, Inc. ("Matson") in the
first quarter of 1996 also contributed to the decline in the company's volumes in the first three quarters of 1997. The changes in volumes in the third quarter and first three quarters of 1997, compared with last year's third quarter and first three quarters, also reflect increased military cargoes to Japan and Korea as a result of the company's increased share of military business under the U.S. government's contract award program.

Intra-Asia

     The company's intra-Asia volumes increased in the third quarter and first three quarters of 1997 compared with similar periods in 1996 primarily as a result of increased shipments to and from Taiwan and Japan. The increased volumes were the result of focused marketing efforts in this market.

Asia-Europe

     The company's volumes increased eastbound and westbound in the third quarter of 1997 as compared with the third quarter of 1996. Eastbound volumes increased due to shipments from the Netherlands, Germany and Belgium as the company pursued additional cargo. Westbound volumes increased due to shipments from North and South China and India reflecting market strength due to seasonal factors and the company's pursuit of additional cargo. Volumes increased in both directions in the first three quarters of 1997 over the first three quarters of 1996 as a result of the company's pursuit of additional cargo in order to gain market share. Eastbound volumes increased due to shipments from the Netherlands, the United Kingdom, Belgium and Germany, and westbound volumes increased due to shipments from North and South China, Thailand and Taiwan.

Latin America

     The company's volumes in this market increased in the third quarter and first three quarters of 1997 compared with the third quarter and first three quarters of 1996 due primarily to increased eastbound shipments from Indonesia, South China and Taiwan to Mexico and Panama. The increase in volumes resulted from more focused marketing efforts. In addition, westbound and intra-Caribbean volumes also increased during the periods due to the introduction of intra-Caribbean services in mid-1996 and increased marketing efforts.

Refrigerated

     The company's refrigerated volumes decreased in the third quarter of 1997 compared with the third quarter of 1996 in most of the company's markets, with the intra-Asia market contributing the largest decline. Compared with the first three quarters of 1996, volumes of refrigerated cargo decreased in 1997 due to decreased volumes in the intra-Asia market, partially offset by increased exports to Japan, Hong Kong, Indonesia and the United Arab Emirates. The changes in volumes resulted from changes in overall demand in the markets in which the company operates.

Stacktrain

     The company's North America stacktrain volumes increased significantly in the third quarter and first three quarters of 1997 compared with last year's third quarter and first three quarters due to growth in demand and the company's pricing strategies to remain competitive. Partially offsetting the increase in the first three quarters of 1997 was the loss of volumes related to the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996.

Automotive

     The company's automotive volumes declined in the third quarter and first three quarters of 1997 compared with the same periods in 1996, due to reduced stacktrain shipments by U.S. automobile manufacturers between the U.S. and Mexico as a result of changes in the mode of rail shipments by the manufacturers.

AVERAGE REVENUE
 PER UNIT (1)              Third Quarter       Year to Date

                          1997   1996 Change   1997   1996 Change
_________________________________________________________________
Trans-Pacific           $3,129 $3,365  (7%)   $3,165$3,464  (9%)
Other  Ocean
 Transportation         $1,778 $2,086 (15%)  $1,816 $2,151 (16%)
Stacktrain              $1,192 $1,211  (2%)  $1,182 $1,270  (7%)
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

Trans-Pacific

     In the third quarter and first three quarters of 1997, the company's trans-Pacific average revenue per FEU declined from the  same  periods  in 1996 due primarily to  significant  rate pressures in the Asia to North America market resulting from capacity slightly outpacing growth in trade, and continued rate reductions by the company and its competitors. Considerable rate instability persists in this market, and the company cannot predict whether rate reductions will continue to be taken by the company or its competitors in the remainder of 1997 or in 1998, or the extent of such reductions, if any. Continued destabilization of rates, if extensive, could have a material adverse impact on the results of operations of carriers, including the company. Lower rates and a lower percentage of high value cargo in the North America to Asia market also contributed to lower trans-Pacific average revenue per FEU.

Other Ocean Transportation

     The company's average revenue per FEU in its other ocean transportation markets decreased in the third quarter and first three quarters of 1997 compared with the third quarter and first three quarters of 1996, due primarily to an increase in lower-rated, short-leg cargo in the intra-Asia market. The decrease in average revenue per FEU was compounded by continued rate deterioration in the Asia-Europe market throughout 1996 and the first three quarters of 1997 due to excess vessel capacity and significant rate pressure as carriers competed for market share.

Stacktrain

     The company's average revenue per stacktrain shipment declined in the third quarter and first three quarters of 1997 compared with the same periods in 1996 primarily due to lower rates resulting from increased competition and excess equipment capacity in this market.

Logistics Services and Other Revenues

     Logistics Services and Other Revenues, which include cargo handling, freight consolidation, logistics services and charter hire revenues, totaled $89.5 million and $265.8 million in the third quarter and first three quarters of 1997, respectively, and $90.2 million and $263.7 million during comparable periods of 1996. The decrease in Logistics Services and Other Revenues in the third quarter of 1997 compared to the third quarter of 1996, reflects reduced cargo handling revenues in Asia and
North America due to TMM's discontinued service between the U.S. and Asia, partially offset by increased cargo handling revenues from other third parties and revenues from the company's joint venture with TMM. The increase in these revenues for the first three quarters of 1997 compared with the same periods in 1996 reflects increased cargo handling and logistics services revenues partially offset by decreased charter hire revenues.

Outlook

     Rate pressures are continuing in most of the company's major markets as increased capacity continues to exceed market growth. In addition, the company is incurring increased costs due to the service problems of a major rail carrier. The company currently expects that, taking into account volume increases and its focus on cost reductions, the company's results (exclusive of merger-related costs) will be at break-even or a modest loss for the second half and full year of 1997. Aggregate costs to be incurred by the company in connection with the Proposed Merger will be substantial.

Alliances

     The alliance agreements between the company, OOCL, MOL, NLL and MISC, collectively referred to as the Global Alliance, were fully implemented in the first quarter of 1996.

     NLL merged with the container line operations of P&O on December 31, 1996 to form P&O-NL. P&O-NL has advised the Global Alliance that NLL will be withdrawing from the Global Alliance. The future alliance participation of the company following consummation of the proposed merger of the company and NOL, discussed in Note 8 of Notes to Consolidated Financial Statements, has not yet been determined. The company cannot predict, if the proposed merger is consummated, when the alliance participation of the company and NOL will be determined or the resulting impact on the operations of the company. However, while no assurances can be given, the company believes that it will be able to reach acceptable agreements for future alliance participation.

     In July 1997, the company and the remaining members of the Global Alliance entered into a letter of intent with Hyundai to enter into a multi-year agreement to share vessel space and coordinate vessel sailings in the trans-Pacific and Asia-Europe trades. The parties expect to complete detailed agreements and vessel deployments and obtain necessary government approvals by the end of 1997, and to initiate new services during the first quarter of 1998. The five carriers began exchanging vessel space in the trans-Pacific and Asia-Europe trades on a limited basis late in the third quarter of 1997. There can be no assurances whether or when the detailed agreements will be completed or government approvals will be obtained.

     In June 1997, the company and TMM entered into a joint operating company agreement pursuant to which the companies began offering trans-Pacific services in July 1997 in the Asia-Mexico trade. As part of the agreement, the company is managing the operations of six time chartered vessels and is guarantying the charter hire of five vessels, two of which it had previously agreed to guarantee. The charter hire payments for the additional three vessels guaranteed through the expiration of the charters in 1999 are estimated to be $43.9 million. Agreements necessary to implement the transaction are being finalized.

Maritime Regulation and Subsidy

     Under the company's ODS agreement with MarAd, which expires December 31, 1997, payments to the company were approximately $6.7 million and $21.4 million in the third quarter and first three quarters of 1997, respectively, and $10.7 million and $36.1 million during comparable periods of 1996. ODS payments in 1997 have been substantially lower than in 1996 as a result of a reduction in the number of U.S. flag vessels operated by the company. During 1996, the company sold five U.S. flag vessels and returned five chartered U.S. flag vessels.

     In October 1996, the Maritime Security Act of 1996 was signed into law. This legislation provides for a Maritime Security Program administered by MarAd with up to $100 million in payments per annum to be appropriated by Congress on an annual basis. MSP provides $2.1 million per vessel per year, compared with up to $3.6 million per vessel per year under ODS, and will expire on October 1, 2005.

     In January 1997, the company signed operating agreements under MSP for nine ships, including five C10-class vessels and four C11-class vessels. The company has a one-year period in which to begin the participation of those vessels in the program. Vessels participating in MSP must be registered under U.S. flag and manned by U.S. crews and must participate in the Emergency Preparedness Program established by the Maritime Security Act. Certain U.S. citizenship requirements are applicable to the participating carrier. Transfers of operating agreements and substitution of vessels are permitted under specified circumstances, subject to the prior approval of MarAd. In connection with the Proposed Merger, on June 25, 1997, the company submitted a notice to MarAd detailing plans to transfer its ODS agreement and its nine MSP Operating Agreements to American Ship Management, LLC ("ASM"), a newly formed, U.S.-owned and operated company that will be independent of the company and NOL. The filing requested that MarAd allow the transfer to become effective immediately prior to consummation of the Proposed Merger between the company and NOL. On October 16, 1997, MarAd approved the proposed transfer of the company's MSP operating agreements, approved certain other agreements and transfers, and determined that the company's ODS agreement will terminate immediately prior to the Proposed Merger. The approvals are subject to review by the U.S. Secretary of Transportation and do not become final until the expiration of 20 days (25 days if an appeal is filed), and the U.S. Secretary of Transportation can further postpone the effective date of the action. The company and NOL resubmitted a voluntary notice with respect to the Proposed Merger to the Staff Chairman of the Committee on Foreign Investment in the United States ("CFIUS") pursuant to the Exon-Florio laws on September 22, 1997. On October 22, 1997, CFIUS notified the company and NOL that it had completed its review.

     Subject to completion of the review by the Secretary of Transportation, the company expects to consummate the Proposed
Merger in mid-November 1997.

     The company's collective bargaining agreement covering its unlicensed personnel expires in June 1999 and its agreements with three unions representing its licensed personnel expire in June 2005. All of these contracts have been ratified by the unions' members and will be adopted by ASM upon the consummation of the Proposed Merger.

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

EXPENSES                   Third Quarter        Year to Date

(In millions)             1997    1996 Change   1997      1996 Change
_____________________________________________________________________
 Transportation
  Land                  $209.0 $209.2 (<1%) $  637.5  $  672.5 (5%)
  Ocean                  118.7   95.9  24%     334.9     308.8  8%
  Equipment               64.5   58.7  10%     195.2     184.5  6%
 Cargo Handling          169.1  167.8   1%     508.7     481.7  6%
 Sales, General &
  Administrative          83.5   78.6   6%     271.3     278.5 (3%)
 Other (Income) Expense  (15.5) (12.9) 20%     (22.6)    (21.4) 5%
_____________________________________________________________________
 Total                  $629.3 $597.3   5%  $1,925.0  $1,904.6  1%
_____________________________________________________________________
 Operating Ratio (1)      99%    94%            99%       96%
_____________________________________________________________________
_____________________________________________________________________
(1)Other (Income)/Expense is excluded from this calculation.

Land Transportation

     Land transportation expenses decreased slightly in the third quarter of 1997 from the third quarter of 1996, due to decreases in domestic automotive and freight brokerage volumes as a result of the sale of the company's rights to service certain domestic intermodal customers in the second quarter of 1996. This decrease was offset by increased stacktrain volumes. Land transportation expenses decreased in the first three quarters of 1997 as compared with the first three quarters of 1996 primarily due to the volume decreases resulting from such sale of servicing rights.

Ocean Transportation

     Ocean transportation expenses increased in the third quarter and first three quarters of 1997 compared with the third quarter and first three quarters of 1996 as a result of increased purchases of vessel space by the company from its joint operation with TMM in the Asia-Mexico trade and its alliance partners in the Asia-Latin America service, additional feeder costs in Asia due to slot purchase arrangements and additional vessel charters, and lower subsidy payments resulting from operating fewer vessels in 1997 and prior year subsidy adjustments. Partially offsetting these increased expenses were reductions in costs resulting from the operation of fewer vessels in 1997 due to the sale of five U.S. flag vessels and the return of five chartered U.S. flag vessels during 1996.

Transportation Equipment

     Transportation equipment costs increased in the third quarter and first three quarters of 1997 compared with the third quarter and first three quarters of 1996 due to increased container lease costs resulting from increased volumes, and maintenance costs.

Cargo Handling

     Cargo handling expenses increased in the third quarter and first three quarters of 1997 compared with the same periods in 1996, as a result of higher cargo volumes from both the company and its alliance partners, primarily in the intra-Asia, Latin America and North America-Asia markets, and from higher labor rates. These increases were partially offset by the strengthening value of the U.S. dollar against the Japanese yen in the third quarter and first three quarters of 1997 compared to the dollar-yen exchange ratios in the same periods in 1996.

Sales, General and Administrative

     Sales, general and administrative expenses increased in the third quarter of 1997 compared with the same period last year, because of the elimination of rail reimbursement programs, offset by salary and benefit savings from the company's 1995 restructuring which resulted in position reductions during 1996. Sales, general and administrative expenses decreased in the first three quarters of 1997 compared with the first three quarters of 1996, as the company realized salary and benefit savings from its 1995 restructuring. Other factors which reduced sales, general and administrative expenses for the 1997 periods were lower accruals for certain employee benefit costs due to workforce reductions and favorable insurance claims experience.

Other Income and Expense

     In the third quarter of 1997 the company recognized a gain of $16.2 million from the sale of lease receivables related to five barges, and an additional gain of $2.0 million from the favorable settlement of claims related to the 1994 collision of a vessel and incurred costs of $2.7 million related to the proposed merger with NOL. In the second quarter of 1997, the company recognized a gain of $5.3 million from the sale of chassis, recorded a gain of $1.5 million from the favorable settlement of claims related to the 1995 Kobe earthquake and incurred $2.7 million in costs related to the proposed merger with NOL. In addition, in the first quarter of 1997, the company recorded $3.0 million from the favorable settlement of claims related to the 1994 collision of a vessel. In the third quarter of 1996 the company recognized a gain of $12.9 million resulting from the curtailment of obligations for pension and postretirement benefits due to workforce reductions. Also, in the second quarter and first quarter of 1996, the company recognized gains of $6.9 million from the sale of the companyOs rights to service certain domestic intermodal customers and $1.6 million from the sale of a vessel to Matson, respectively.

Net Interest Expense

     Net interest expense decreased from $8.0 million and $27.6 million in the third quarter and first three quarters of 1996, respectively, to $7.2 million and $23.7 million in the third quarter and first three quarters of 1997, respectively. The decrease was primarily due to the repayment of the remaining balance of the C10-class Series I Vessel Mortgage Bonds in the first quarter of 1997, reductions in the balance of the C11-class Vessel Mortgage Notes and higher interest capitalized under terminal construction contracts compared with the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Financial Resources
(In millions)                   September 19      December 27
As of:                                  1997             1996
_________________________________________________________________
 Cash, Cash Equivalents and
  Short-term Investments            $  357.0          $  283.0
 Working Capital                       267.6             225.9
 Total Assets                        1,901.6           1,880.2
 Long-Term Debt and Capital
  Lease Obligations (1)                681.6             706.2
_________________________________________________________________

                                September 19     September 20
For the 38 weeks ending:                1997             1996
_________________________________________________________________
 Cash Provided by Operations         $  95.5          $  115.5
_________________________________________________________________
Investing Activities
 Proceeds from Sales of
 Property and Equipment              $  89.2          $  161.7
 Proceeds from Sale of
 Lease Receivables                      41.5
 Proceeds from Sale of
 Distribution Services                                     2.0

 Capital Expenditures
 Ships                               $   2.5          $   69.5
 Containers, Chassis and Rail Cars      88.5              20.3
 Leasehold Improvements and Other       16.8              13.0
_________________________________________________________________
  Total Net Capital Expenditures     $ 107.8          $  102.8
_________________________________________________________________
Financing Activities
  Repurchase of Common Stock                          $  (14.8)
  Borrowings                                              62.2
  Repayment of Debt and
   Capital Leases                    $  (24.8)           (43.0)
  Dividend Payments                     (7.4)             (7.7)
_________________________________________________________________
_________________________________________________________________
(1)Includes current and long-term portions.

Cash Flows

     During  the third quarter of 1997, the company sold  lease receivables  related to five barges for $41.5 million  in  cash and  repaid  existing deposits related to the barges  of  $12.3 million.

     In connection with its new terminal in Los Angeles, the company entered into an agreement to purchase new cranes and, in April 1997, reached an agreement with a group of banks pursuant to which the company assigned its rights to the cranes to the banks, and the banks leased the cranes to the company, subject to certain terms and conditions on a year-to-year basis. Under the agreement, the company made all payments to the crane manufacturer and was subsequently reimbursed by the banks. The payments and receipts have been included in the Consolidated Statement of Cash Flows as Capital Expenditures and Proceeds from the Sales of Property and Equipment, respectively. The cost of the cranes included in the lease transaction is approximately $81.5 million. Under the terms of its agreement, the company has annual options to either renew the lease, purchase the cranes or arrange for the sale of the cranes to a third party. As part of the sale option, the company has guaranteed the lessors a minimum estimated value of $58.9 million at September 19, 1997 which will decline over time.

     In the first quarter of 1996, the company sold Matson five
U.S. flag ships (three C9-class vessels and two C8-class vessels) and certain of its assets in Guam for approximately
$158 million in cash.

Capital Spending

     Capital expenditures of $107.8 million in the first three quarters of 1997 were primarily for purchases of cranes, containers, and terminal and leasehold improvements. Capital expenditures in 1997, including expenditures for the Los Angeles and Kaohsiung cranes, are expected to be approximately $125 million; the remaining non-crane expenditures will be primarily for terminal and leasehold improvements. The company has outstanding purchase commitments to acquire facilities, equipment and services totaling $24.2 million. In addition to vessel expenditures of $69.5 million, the company made capital expenditures in the first three quarters of 1996 of $33.3 million primarily for purchases of chassis, containers, and terminal and leasehold improvements.

     In January 1996, the company took delivery of the sixth and final C11-class vessel, five of which were delivered during 1995. The total cost of the six C11-class vessels was $529 million, including total payments to the shipyards of $503 million, of which $62 million was paid in January 1996. To finance a portion of these vessel purchases, the company borrowed $402 million. Of this amount, $62.2 million was borrowed in January 1996 and the remainder in 1995. The company has entered into four interest rate swap agreements to exchange the variable interest rates on certain vessel mortgage notes for fixed rates over initial periods ranging between 7 and 12 years. This debt is more fully described in Note 4 of Notes to Consolidated Financial Statements.

Share Repurchases

     In April 1996, the Board of Directors approved a program to repurchase up to an aggregate of $50 million of the company's common stock from time to time through open-market or privately negotiated transactions. In the third and fourth quarters of 1996, the company paid $29 million to repurchase approximately 1.3 million shares of its common stock under this program. No shares were repurchased during the first three quarters of 1997.

Capital Resources

     The company has a credit agreement with a group of banks which provides for an aggregate commitment of $200 million through March 1999. Under that agreement, the company also has an option to sell up to $150 million of certain of its accounts receivable to the banks as an alternative to borrowing. There have been no borrowings under this agreement.

     Consummation of the Proposed Merger with NOL may result in the termination of the company's credit agreement and its option under that agreement to sell accounts receivable.

     The company believes its existing resources, cash flows from operations and current borrowing capacity under its existing credit facilities will be adequate to meet its liquidity needs for the foreseeable future.


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

     The company's Proposed Merger with NOL may have significant effects on the company's future operations, although the nature and extent of such effects cannot currently be determined. The Proposed Merger is also subject to review by the Secretary of Transportation of approvals by MarAd of certain agreements and transfers. No assurances can be given that the Secretary will approve MarAd's decisions or that the Proposed Merger will be consummated. If the Proposed Merger is not consummated the company would again consider alternatives to increase shareholder value, which alternatives may include continued operations as an independent company with increased focus on its terminal, intermodal and logistics operations and possible corporate restructurings to take advantage of more competitive tax structures, the sale of certain lines of business or assets of the company, a spin-off of one or more of the business divisions of the company and a leveraged recapitalization of the capital stock of the company (or a combination of the foregoing), as well as a sale or merger of the company.

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

     Among these actions are approximately 3,800 cases pending against the company, together with numerous other ship owners and equipment manufacturers, involving injuries or illnesses allegedly caused by exposure to asbestos or other toxic substances on ships. In May 1996, an order was entered in the United States District Court for the Eastern District of Pennsylvania, which administratively dismissed most of such cases without prejudice and with all statutes of limitation tolled, and with reinstatement permitted upon fulfillment by plaintiffs of certain specified conditions. In July 1996, the Court issued an order to reinstate 29 cases against vessel owners and to dismiss the vessel owners' third party claims and cross-claims against manufacturers of asbestos products. On June 25, 1997, the Court issued a clarifying order permitting vessel owners to add third party claims against specific manufacturers. In discussion with shipowners' counsel, the Court expanded its intention to allow the reinstatement of cross-claims and third party claims already asserted. The company is presently unable to ascertain or predict the potential impact of this order on the disposition or eventual outcome of such cases.

     The company insures its potential liability for bodily injury to seamen through mutual insurance associations. Industry-wide resolution of asbestos-related claims and resolutions of claims against bankrupt shipping companies at higher than expected amounts could result in additional contributions to those associations by the company and other association members.

     In December 1989, the government of Guam filed a complaint with the Federal Maritime Commission ("FMC") alleging that American President Lines, Ltd. and an unrelated company charged excessive rates for carrying cargo between the U.S. and Guam, in violation of the Shipping Act and the Intercoastal Shipping Act of 1933, and seeking an undetermined amount of reparations. Three private shippers are also complainants in this proceeding. On June 3, 1996, the FMC administrative law judge ordered that the complaint be dismissed on the merits. The complainants filed its appeal with the FMC on July 25, 1996, and American President Lines, Ltd. filed its reply on September 16, 1996. A decision by the FMC is expected in December 1997.

     The company and its directors have been named as defendants in a purported class action on behalf of all public stockholders of the company pending in the Superior Court of the State of California for the County of Alameda, captioned Soshtain et. al. v. Arledge et. al., Case No. 781838-3. The complaint was filed on April 18, 1997 and alleges that the company's directors breached their fiduciary duties in connection with the Proposed Merger with NOL by failing to take all necessary steps to ensure that the company's stockholders would receive the maximum value realizable for their shares, and seeks damages in an unspecified amount and equitable relief, including an injunction against consummation of the
Proposed  Merger.   The defendants filed their  answer  to  the
complaint, generally denying the allegations, on August 15, 1997. The case is in early stages of discovery, and the company believes the claims are without merit.

     Based upon information presently available, and in light of legal and other defenses and insurance coverage and other potential sources of payment available to the company, management does not expect the legal proceedings described, individually or in the aggregate, to have a material adverse impact on the company's consolidated financial position or operations.

Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on August 28, 1997 in Oakland, California. The election of directors, approval and adoption of the merger agreement with NOL and transactions contemplated thereby, and ratification of auditors, were submitted to the stockholders, as described in the company's Proxy Statement dated July 21, 1997, and were voted upon and approved by the stockholders at the meeting. The following table describes the results of the stockholder votes:

                           Votes    Votes  Withheld     Broker
                            For    Against  /Abstain  Non-Votes
________________________________________________________________

Election of Directors:

Charles S. Arledge       21,854,667          123,653

F. Warren Hellman        21,850,256          128,064

Timothy J. Rhein         21,837,078          141,242

Forrest N. Shumway       21,849,110          129,210

Barry L. Williams        21,854,516          123,804

Approval  and  adoption
of the Merger agreement
and   the  transactions
contemplated
thereby, including  the
 Merger                  18,699,356 117,627   47,723  3,113,614

Ratification of Auditors 21,858,773  84,684   34,863

     At the meeting, 21,978,320 shares of common stock (each of which was entitled to one vote) were present and represented, constituting 88.6% of the outstanding shares of common stock on the record date of July 10, 1997.


Item 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     The following documents are exhibits to this Form 10-Q:

Exhibit
 No.               Description of Document
_______            _______________________

10.1 Amended and restated Retirement Account Plan as of June 1,
     1997.

27   Financial  Data  Schedules  filed  under  Article   5   of
     Regulation S-X for the third quarter ended September 19, 1997.

(b)  Reports on Form 8-K

     On  July 18, 1997, the company filed a Form 8-K dated July
     17,  1997,  relating to the company's Press Release  dated
     July 17, 1997, which announced the company's financial results for the second quarter of 1997.

     On July 18, 1997, the company filed a Form 8-K dated July 17, 1997, relating to the company's Press Release dated July 17, 1997, which announced that the company had successfully concluded negotiations for new labor agreements with the Marine Engineers' Beneficial Association, District No. 1 - Pacific Coast District and with the American Radio Association.

                  APL Limited and Subsidiaries





                           SIGNATURES



      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     APL LIMITED




Dated:   October  24,  1997      By  /s/   William   J. Stuebgen
___________________________          ___________________________
                                           William   J. Stuebgen
                                               Vice President,
                                               Controller and
                                        Chief Accounting Officer